Form 10-Q
period 2000-03-31
BLUE ZONE INC
filed 2000-05-15
CIK 1107749

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2000

                         Commission file number 0-29907

                                 BLUE ZONE, INC.
             (Exact name of registrant as specified in its charter)

                NEVADA                                          86-0863053
     (State or other jurisdiction                            (I.R.S. employer
  of incorporation or organization)                       identification number)

                          329 RAILWAY STREET, 5TH FLOOR
                           VANCOUVER, BRITISH COLUMBIA
                                 CANADA V6A 1A4
                                 (604) 685-4310
               (Address, including zip code, and telephone number,
        including area code, of registrant's principal executive offices)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

The number of outstanding shares of the registrant's Common Stock, par value $0.001 per share, was 21,538,100 on May 12, 2000.

                                 BLUE ZONE, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED MARCH 31, 2000

                                      INDEX

                                                                                               PAGE
                                                                                               ----
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

                 Consolidated Balance Sheets -
                       March 31, 2000 and December 31, 1999                                       3

                 Consolidated Statements of Operations -
                       Three months ended March 31, 2000 and March 31, 1999                       4

                 Consolidated Statement of Stockholders' Equity (Deficiency)-
                        Three months ended March 31, 2000 and the year ended
                        December 31, 1999                                                         5

                 Consolidated Statements of Cash Flows -
                       Three months ended March 31, 2000 and March 31, 1999                       6

                 Notes to Consolidated Financial Statements                                       7

Item 2.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                        8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                             14

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                                      15

Item 2.    Changes in Securities and Use of Proceeds                                              15

Item 3.    Defaults upon Senior Securities                                                        15

Item 4.    Submission of Matters to a Vote of Security Holders                                    15

Item 5.    Other Information                                                                      15

Item 6.    Exhibits and Reports on Form 8-K                                                       15

Signatures                                                                                        18

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

BLUE ZONE, INC.
Consolidated Balance Sheets
(Expressed in U.S. dollars)

March 31, 2000 and December 31, 1999
(Unaudited)

-----------------------------------------------------------------------------------------
                                                               2000               1999
-----------------------------------------------------------------------------------------
Assets

Current assets:
      Cash and cash equivalents                            $ 3,104,502        $ 4,097,869
      Accounts receivable                                       89,584             97,600
      Work-in-progress                                         121,190             70,581
      Prepaid expenses                                          31,715             93,204
      Receivable from stockholders                               4,722
      -----------------------------------------------------------------------------------
                                                             3,351,713          4,359,254

Capital assets, net of accumulated depreciation                615,977            425,596

-----------------------------------------------------------------------------------------
                                                           $ 3,967,690        $ 4,784,850
-----------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
      Accounts payable                                     $   382,775        $   191,675
      Accrued liabilities                                       86,422            178,300
      Deferred revenue                                         172,485            180,143
      Income taxes payable                                           -                  -
      Payable to stockholders                                        -             45,559
-----------------------------------------------------------------------------------------
                                                           $   641,682        $   595,677

Stockholders' equity (deficit):
      Common stock, $.001 par value, authorized
         100,000,000 shares; 21,538,100 issued at
         March 31, 2000 and December 31, 1999              $    21,538        $    21,538
      Additional paid in capital                             5,643,496          5,626,371
      Deficit                                               (2,291,890)        (1,433,831)
      Accumulated other comprehensive income (loss):
         Foreign currency translation adjustment               (47,136)           (24,905)
-----------------------------------------------------------------------------------------
                                                           $ 3,326,008        $ 4,189,173

-----------------------------------------------------------------------------------------
                                                           $ 3,967,690        $ 4,784,850
-----------------------------------------------------------------------------------------

BLUE ZONE, INC.
Consolidated Statements of Operations
(Expressed in U.S. dollars)

Three months ended March 31, 2000 and 1999
(Unaudited)

--------------------------------------------------------------------------------
                                                          2000              1999
--------------------------------------------------------------------------------
Production and service revenue                     $   113,942       $    95,337
Revenue under barter agreement                           8,651           124,065
--------------------------------------------------------------------------------
                                                       122,593           219,402

Cost of revenues                                        73,128            56,805
--------------------------------------------------------------------------------
Gross profit                                            49,465           162,597

Operating expenses:
      General and administrative                       784,339            33,677
      Selling and marketing                             71,894             3,184
      Advertising under barter agreement                 8,651           124,065
      Depreciation                                      42,640             5,691
--------------------------------------------------------------------------------
                                                       907,524           166,617
--------------------------------------------------------------------------------
Net loss                                           $   858,059       $     4,020
--------------------------------------------------------------------------------

Net loss per common share, basic and diluted       $       .04       $       .00

--------------------------------------------------------------------------------
Weighted average common shares outstanding,
   basic and diluted                                21,538,100        12,000,000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

BLUE ZONE, INC.
Consolidated Statements of Stockholders' Equity (Deficit)
(Expressed in U.S. dollars)

Three months ended March 31, 2000 and year ended December 31, 1999 (Unaudited)

------------------------------------------------------------------------------------------------







                                               Preferred stock                Common stock
                                           Shares           Amount       Shares         Amount
------------------------------------------------------------------------------------------------
Balance, December 31, 1998                      5     $          5            7     $        7
------------------------------------------------------------------------------------------------

Adjustments to comply with
   recapitalization accounting,
    net of cost of recapitalization
   transaction of $32,791                     (5)              (5)   21,538,093         21,531

Issuance of stock options                     -                -            -              -
Deferred compensation of stock options-       -                -            -              -

Net loss                                      -                -            -              -

Cumulative translation adjustment             -                -            -              -
------------------------------------------------------------------------------------------------
Balance, December 31, 1999                    -                -     21,538,100         21,538

Issuance of stock options                     -                -            -              -
Deferred compensation of stock options-       -                -            -              -

Net loss                                      -                -            -              -

Cumulative translation adjustment             -                -            -              -
------------------------------------------------------------------------------------------------
Balance, March 31, 2000                       -       $        -    $21,538,100        $21,538

--------------------------------------------------------------------------------------------------------
                                                                            Accumulated
                                                                                  other
                                                                          comprehensive
                                                                                earning
                                                                          -------------
                                                                                Foreign
                                              Paid-in                          currency            Total
                                             additional      Retained       translation    stockholders'
                                              capital        earnings        adjustment           equity
--------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                 $      -       $   (11,500)    $         680     $   (10,808)
--------------------------------------------------------------------------------------------------------

Adjustments to comply with
   recapitalization accounting,
    net of cost of recapitalization
   transaction of $32,791                   5,329,360             -                 -         5,350,886

Issuance of stock options                     368,844             -                 -           368,844
Deferred compensation of stock options-       (71,833)            -                 -           (71,833)

Net loss                                          -        (1,422,331)              -        (1,422,331)

Cumulative translation adjustment                 -               -             (25,585)        (25,585)
--------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                  5,626,371      (1,433,831)          (24,905)      4,189,173

Issuance of stock options                     178,215             -                 -           178,215
Deferred compensation of stock options-      (161,090)            -                 -          (161,090)

Net loss                                          -          (858,059)              -          (858,059)

Cumulative translation adjustment                 -               -             (22,231)        (22,231)
--------------------------------------------------------------------------------------------------------
Balance, March 31, 2000                    $5,643,496     $(2,291,890)         $(47,136)     $3,326,008

BLUE ZONE, INC.
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)

Three months ended March 31, 2000 and year ended December 31, 1999 (Unaudited)

-----------------------------------------------------------------------------------------------
                                                                     2000               1999
-----------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net loss                                                  $  (858,059)       $(1,422,331)
      Items not involving cash:
            Stock based compensation                                 17,125            297,011
            Depreciation                                             42,640             97,755
      Changes in operating assets and liabilities:
            Accounts receivable                                       5,412           (110,801)
            Work-in-progress                                        (50,609)           (70,581)
            Prepaid expenses                                         61,489            (92,646)
            Accounts payable and accrued liabilities                 79,596            335,851
            Deferred revenue                                         (7,658)           180,143
            Income taxes payable                                          -             (2,589)
      -----------------------------------------------------------------------------------------
      Net cash provided by (used in) operating activities          (710,064)          (788,188)

Cash flows from financing activities:
      Increase in payable to stockholders                           (50,280)                 -
      Repayment of payable to shareholder                                 -             36,296
      Issue of common shares                                              -          5,331,764
      -----------------------------------------------------------------------------------------
      Net cash provided by financing activities                     (50,280)         5,368,060

Cash flows from investing activities:
      Purchase of capital assets                                   (233,023)          (482,894)
      -----------------------------------------------------------------------------------------
      Net cash used in investing activities                        (233,023)          (482,894)

-----------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                          (993,367)         4,096,978

Cash and cash equivalents, beginning of period                    4,097,869                891

-----------------------------------------------------------------------------------------------
Cash and cash equivalents end of period                         $ 3,104,502        $ 4,097,869
-----------------------------------------------------------------------------------------------

Supplementary information:
      Interest paid                                             $     1,352        $    23,984
      Income taxes paid                                                   -              1,090
-----------------------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.   INTERIM FINANCIAL INFORMATION

            The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 1999, included in our Form 10, dated March 9, 2000 and amended on May 2, 2000, filed with the Securities and Exchange Commission. Our results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

            This filing contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control. Some of these risks and uncertainties include:

-       plans for and ability to hire additional personnel;

-       business strategy, including development of our MediaBz(TM) software;

-       expectations for future expansion both in the U.S. and in Asia;

-       anticipated growth in revenue;

-       uncertainty regarding our future operating results;

-       anticipated sources of funds to fund our operations; and

- plans, objectives, expectations and intentions contained in this Form 10-Q that are not historical facts.

            All statements, other than statements of historical fact included in this Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues or losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words "will", "believe", anticipate", "intend", estimate", "expect", "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Quarterly Report. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved.

            You should read the following discussion in conjunction with the unaudited consolidated financial statements of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Conditions and Results of Operations in our Form 10 dated March 9, 2000 and as amended on May 2, 2000.

OVERVIEW

            We generate revenue from software licensing, interactive television content enhancements, creative production and maintenance services related to website development and interactive television broadcasting and from consulting services related to Internet strategies. Our business has historically been focused on providing website design and content services to a range of British Columbia-based media and broadcasting companies, as well as fulfilling the interactive needs of a group of clients on a project basis.

            We have developed proprietary technology and knowledge from working closely with broadcasting companies. Our experience with live news delivery, including the large variety of filming, graphics and editing equipment for audio and video production and specific communication standards that exist inside a newsroom between equipment or employees, has provided us with opportunities to develop software to service the unique needs of the broadcast community.

            Bruce Warren and Jamie Ollivier, our Chief Executive Officer and President, respectively, have worked in the broadcast field for ten years, during which time we acquired valuable insights into the technology requirements of traditional television and radio broadcast companies to access the world wide web, set-top-boxes, and other interactive devices. In 1997, we began development of a proprietary product, now trademarked as the MediaBz(TM) suite of products, to facilitate convergence of television, radio, and print media organizations to the interactive environment.

            In the latter half of 1999, we contracted with CTV, Canada's largest private TV network, to develop, plan, and design CTV's interactive website, to be focused around the MediaBz(TM) product. We have also been retained as an ongoing consultant to CTV.

            We have incurred losses in the last three years, and as of March 31, 2000, had an accumulated deficit of $2.3 million. Our net loss for the three months ended March 31, 2000 was $858,000 and our net loss in fiscal 1999 was $1.4 million because we began implementing our business plan built on the marketing of the MediaBz(TM) product line to a broad range of television and radio media companies. To this end, general and administrative expenses have been increased to support this effort. We have leased new office space, and our capital budget has been increased to provide some of our enlarged infrastructure needs.

            Revenues have been recorded as the services are rendered to our clients. For long-term development projects, such as the fulfillment of the CTV contract, revenue is recognized on a percentage of completion basis upon achievement of specifically identifiable milestones. The deferred revenue of $172,485 item on our balance sheet represents payment received from CTV that does not meet the revenue recognition criteria.

            A significant proportion of our revenue for the past three years up to December 31, 1999 has been in the form of a barter exchange agreement with BCTV. This revenue has been included in total revenues, with the offset to Selling and Marketing expense.

RESULT OF OPERATIONS

                      SELECTED CONSOLIDATED FINANCIAL DATA

            The following table presents selected financial data, derived from our unaudited statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three months ended December 31, 2000 and 1999 are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

                                                                Three months Ended
                                                        --------------------------------
                                                                     March 31,
                                                        ---------------------------------
                                                               2000            1999
                                                        ---------------     -------------
                                                                             (audited)
INCOME STATEMENT DATA
Revenues..................................                      100%               100%
Cost of revenues..........................                    59.65%             25.89%
Gross profit..............................                    40.35%             74.11%

Operating Expenses:
General and Administrative................                   639.79%             15.35%
Selling and Marketing.....................                    58.64%             1.45%
Advertising under barter agreement                             7.06%            56.55%
Depreciation..............................                    34.78%             2.59%
                                                    -------------------------------------
                                                             740.27%            75.94%
Loss before income taxes..................                   699.92%             1.83%
                                                    -------------------------------------
Net loss..................................                   699.92%             1.83%
                                                    -------------------------------------

REVENUE

            Our total revenue decreased 44% for the quarter ended March 31, 2000 to $122,593 from $219,000 in the comparable quarter in 1999. Our decrease in revenues in the quarter ended March 31, 2000 is due to the loss of BCTV revenues which accounted for 57% of our revenues in the comparable quarter in 1999. We received revenues under barter exchange agreements of $9,000 this year compared to $129,000 last year. The decrease was due to the completion of our contract on December 31, 1999 with BCTV which was a three-year website evolution project. Under the BCTV contract, we exchanged our services for airtime rather than receiving a cash payment. In return for services, we received television airtime, which we accounted for as advertising under barter exchange agreement expense. We used this airtime to enhance our name recognition because we believe it to be valuable in marketing our products to current and other potential clients. For fiscal 2000, we have entered into a contract with CTV which is expected to replace the revenues lost from BCTV. We will recognize revenues from the CTV contract in subsequent quarters.

GROSS PROFIT

            Cost of revenues includes labor, materials and overhead expenses incurred in the delivery of software and services. Prior to our reorganization in late 1999, the bulk of the technical workforce was retained on short-term contracts. Our Chief Executive Officer, Bruce Warren and our President, Jamie Ollivier, developed much of the detailed design and code writing for software before our 1999 reorganization.

            Cost of revenues for 2000 were 60% of total revenues compared to 26% for the same period in 1999. There were increased costs in the areas of labor, materials and networking as we continued to increase our staffing in various competencies and levels for our MediaBz(TM) product. We replaced contract workforce last year with full time permanent employees this year. Our personal and related costs increased by 200% for the three months ended March 31, 2000 over the comparable period in 1999 due to our aggressive recruitment of production staff. These added costs combined with the loss of the BCTV revenue this year resulted in a lower gross profit. As revenues are recognized from the CTV contract, we expect gross profit to fluctuate from the levels experienced in this quarter.

            We expect our gross profit to fluctuate based on our product mix, geographic mix, product and patent licenses, and the uncertain costs associated with hiring competent technical, creative and management personnel. We can provide you no assurance that we will be able to improve our gross margins.

GENERAL AND ADMINISTRATIVE EXPENSES

            Our general and administrative expenses increased from $34,000 in 1999 to $784,000 in 2000. The 2000 level of expenses was 640% of revenue and 15% in 1999. Our increase in general and administrative expenses was primarily the result of the implementation of our new business plan, which focused on marketing the MediaBz(TM) suite of products, and has resulted in a build-up of full-time personnel in various disciplines and levels, in place of a contract workforce in 1999. Personnel and related costs rose to $259,000 in 2000 from $72,000 1999.

            We moved to new Vancouver headquarters in late 1999 and, as a result, occupancy and related costs increased $35,000 to $39,000 in 2000.

            Our accounting, legal, and investor relation fees of $274,000 in 2000 rose by $268,000 from $6,000 in 1999. This increase was primarily due to legal costs associated with the filing of our Form 10 with the Securities and Exchange Commission and increased investor relations activities.

            Travel costs increased significantly this year by $148,000 to $149,000 compared to $1,000 in 1999. Much of these travel costs were incurred for travel between our Vancouver and Toronto facilities as well as travel related to our efforts to secure further financing.

            General and administrative expenses are expected to continue to grow in the future as additional personnel are hired and new offices are opened in the United States and overseas.

            We recorded $48,000 in interest income in 2000 and none in 1999 as the proceeds of the share issuance were invested in high quality debt securities.

RESEARCH AND DEVELOPMENT

            Based on the anticipated success of the MediaBz(TM) suite of software products and based on our ability to raise additional funds, we expect to allocate large amounts of money to research and development. These funds will be used to improve the existing MediaBz(TM) products and to provide features and options requested by broadcasters and other clients. The amounts spent on research and development for the three months ended March 31, 2000 and 1999 were $93,000 and $10,000, respectively. Most of our research and development prior to becoming a public company was conducted by our President, Jamie Ollivier and Chief Executive Officer, Bruce Warren. We now have a team of people in the research and development group. We cannot guarantee that expenditures in research and development will ensure our success or lead to innovations that are not available to our competition.

SALES AND MARKETING

            We recorded an expense of $72,000 in 2000 compared with $3,000 in 1999. The preparation of promotional and marketing material and related travel costs accounted for $50,000 of the total costs for the three months ended March 31, 2000.

ADVERTISING UNDER BARTER EXCHANGE AGREEMENT

            Expenses for the three months ended March 31, 2000 were $9,000 compared to $124,000 in the same period for 1999. The decrease was due to the completion of our contract on December 31, 1999 with BCTV which was a three-year website evolution project. Under the BCTV contract, we exchanged our services for airtime rather than receiving a cash payment. In return for services, we received television airtime, which we accounted for as advertising under barter exchange agreement.

DEPRECIATION

            Depreciation has been provided on the declining balance basis using a 30% rate for all capital asset categories except for leasehold improvements, which are amortized on a straight-line basis over five years. The 2000 expense increased to $43,000 from $6,000 in 1999 because we expended $233,000 on capital assets and leasehold improvements in 2000 and a significant amount in the last quarter ending December 31, 1999. We purchased $187,000 of computer equipment and software this quarter.

LIQUIDITY AND CAPITAL RESOURCES

            Prior to our reorganization in October 1999, we had very limited access to capital, and we depended entirely on our principal stockholder and current Chairman Michael Warren for direct financing or as guarantor of a line of credit from recognized financial institutions.

            As a result of the $5.25 million private placement in October 1999, we had working capital of $2.71 million as of March 31, 2000. This compared to a working capital deficit position of $58,000 at the end of March 31, 1999.

            During the three months ended March 31, 2000, we used $710,000 in our operating activities. The negative impact on cash from our net loss of $858,000 was mitigated by a total of $60,000 of non-cash charges relating to stock option compensation and depreciation.

            We invested $233,000 in capital assets in the three months ended March 31, 2000 of which $187,000 was in computer equipment and software.

            We believe we have sufficient liquidity on hand to finance our operations through the end of fiscal 2000, however, we are heavily dependent on the CTV contract. Should CTV cancel our agreement we do not have other existing clients to support our Toronto office. We do not have in place any lines of credit. Our future capital requirements will, however, depend on a number of factors, including costs associated with product development efforts, the success of the commercial introduction of our products and the possible acquisition of complementary businesses, products and technologies. To the extent additional capital is required, we may sell additional equity, debt or convertible securities or establish credit facilities. We cannot assure you that additional capital will be available when we need it on terms that we consider acceptable.

INCOME TAXES

            No taxes were payable for the three months ended March 31, 2000 and 1999, as a result of the operating losses recorded. Based on a number of factors, including the lack of a history of profits, management believes there is sufficient uncertainty regarding the realization of deferred tax assets, and has not booked an income tax benefit. These losses can be carried forward for seven years.

COST OF YEAR 2000 COMPLIANCE

            Many currently installed computer systems and software products were coded to accept only two-digit entries in date code fields. Both before and after the year 2000, these date code fields will need to accept four-digit entries to enable the computer systems and software products to distinguish twenty-first century dates from twentieth century dates. Any of our computer programs or hardware that have date-sensitive software or embedded computer chips which have not been upgraded to be compliant with the requirements of the year 2000 changeover may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to properly process transactions internally or in conjunction with external computer systems on which we depend to provide our customers with our product and services. Although we have not suffered from any of these types of events to date, we may do so in the future.

OUR GENERAL READINESS

            The year 2000 requirements affect the computers, software and other equipment that we use, operate or maintain for our operations. Substantially all of our software was developed after awareness of these issues became wide spread in the software industry, such that our software was designed with reference to preventing year 2000 related difficulties from arising. Nonetheless, we have adopted an internal policy to ensure that our product remains year 2000 compliant. To the best of our knowledge, none of our internal systems or equipment which are necessary for the conduct of our business has any defects, errors or deficiencies relating to the year 2000 which are not capable of being remedied.

COST OF OUR YEAR 2000 EFFORTS

            We have incurred no direct expenses since our inception in connection with this process, and do not expect to incur any significant additional expenditures in this regard.

MOST LIKELY CONSEQUENCES OF YEAR 2000 PROBLEMS

            We believe that it is not possible to determine with complete certainty that all year 2000 related problems affecting us have been identified or corrected. The number of devices and systems that could be affected and the interactions among these devices and systems are numerous. We believe that there exists the potential for a significant number of operational inconveniences and inefficiencies, and possible disputes and claims related to products or services used or provided by us.

CONTINGENCY PLANS

            We have taken measures to ensure that our internal systems and equipment are year 2000 compliant for both hardware and software. All of our operating systems on all critical servers have been upgraded, and all individual computers and tools have been verified as year 2000 compliant. We perform a daily back-up of all critical information. In the event of a failure, we estimate that the information technology infrastructure necessary to run our internal business operations could be restored.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            As of March 31, 2000, we had not entered into or acquired financial instruments that have material market risk. We have no financial instruments for trading or other purposes or derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the consolidated balance sheet provided in response to Item 1. The fair value of all financial instruments at March 31, 2000 is not materially different from their carrying value.

            We regularly invest funds in excess of our immediate needs in guaranteed investment certificates issued by major Canadian banks. The fair value of these instruments, which generally have a term to maturity of 90 days or less, does not differ significantly from their face value.

            To March 31, 2000, substantially all revenues and the majority of cash costs have been realized or incurred in Canadian dollars. To date we have not entered into foreign currency contracts to hedge against foreign currency risks between the Canadian dollar or other foreign currencies and our reporting currency, the United States dollar. Generally, however, we attempt to manage our risk of exchange rate fluctuations by maintaining sufficient net assets in Canadian dollars to retire our liabilities as they come due.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not a party to any litigation.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                (a)    EXHIBITS

      The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission.

  Exhibit No.                       Description
-------------- ----------------------------------------------------------
2.1            Share Exchange Agreement, dated as of October 5, 1999, among F.
               Michael P. Warren, Bruce Warren, Jamie Ollivier, Blue Zone
               Productions Ltd., Blue Zone Entertainment Inc., Blue Zone
               International Inc. and Western Food Distributors, Inc.
               (incorporated by reference to Exhibit 2.1 of our Registration
               Statement on Form 10 (File No. 0-29907))

3.1            Registrant's Articles of Incorporation dated March 10,
               1997(incorporated by reference to Exhibit 3.1 of our Registration
               Statement on Form 10 (File No. 0-29907)).

3.2            Certificate of Amendment to the Registrant's Articles of
               Incorporation, dated July 14, 1998, providing for a 5-for-1 stock split of all of the Registrant's outstanding common stock
               (incorporated by reference to Exhibit 3.2 of our Registration
               Statement on Form 10 (File No. 0-29907)).

3.3            Certificate of Amendment to the Registrant's Certificate of
               Incorporation, dated September 28, 1999, changing the name of the Registrant to "Blue Zone, Inc." and providing for a 1.125-for-1 stock split of all of the Registrant's issued and outstanding common stock (incorporated by reference to Exhibit 3.3 of our Registration Statement on Form 10 (File No. 0-29907)).


  Exhibit No.                       Description
-------------- ----------------------------------------------------------
3.4            Bylaws (incorporated by reference to Exhibit 3.4 of our
               Registration Statement on Form 10 (File No. 0-29907)).

4.1            Specimen Common Stock Certificate (incorporated by reference to
               Exhibit 4.1 of our Registration Statement on Form 10 (File No.
               0-29907)).

4.2 Warrant to Purchase 524,981 shares of common stock of Blue Zone, Inc., dated October 1, 1999, issued to Savoy Holdings Limited
               (incorporated by reference to Exhibit 4.2 of our Registration
               Statement on Form 10 (File No. 0-29907)).

10.1* Website and Interactive Television Development Agreement, dated as of December 14, 1999, between CTV Television Inc. and Blue
               Zone Productions Ltd. (incorporated by reference to Exhibit 10.1 of our Registration Statement on Form 10 (File No. 0-29907))

10.2*          Website Development Agreement, dated July 1, 1999, between
               CKNW/CFMI, a division of WIC RADIO LTD., and Blue Zone
               Entertainment Inc. (incorporated by reference to Exhibit 10.2 of our Registration Statement on Form 10 (File No. 0-29907))

10.3*          Joint Venture Agreement, dated June 16, 1998, between WIC Premium
               Television, a Limited Subsidiary of WIC Western International
               Communications Ltd. and Blue Zone Entertainment Inc.
               (incorporated by reference to Exhibit 10.3 of our Registration
               Statement on Form 10 (File No. 0-29907))

10.4           Business Banking Loan Agreement, dated July 9, 1999, between Blue
               Zone Productions Ltd. and Royal Bank of Canada (incorporated by reference to Exhibit 10.4 of our Registration Statement on Form
               10 (File No. 0-29907)).

10.5 Guarantee and Postponement of Claim, dated July 9, 1999, executed by F. Michael P. Warren in favor of Royal Bank of Canada
               (incorporated by reference to Exhibit 10.5 of our Registration
               Statement on Form 10 (File No. 0-29907)).

10.6           Employment Agreement, dated January 1, 2000, between Blue Zone
               Entertainment Inc. and Jamie Ollivier (incorporated by reference to Exhibit 10.6 of our Registration Statement on Form 10 (File
               No. 0-29907)).

10.7           Employment Agreement, dated January 1, 2000, between Blue Zone
               Entertainment Inc. and Bruce Warren (incorporated by reference to
               Exhibit 10.7 of our Registration Statement on Form 10 (File No.
               0-29907)).

10.8           Employment Agreement, dated January 1, 2000, between Blue Zone
               Entertainment Inc. and Catherine Warren (incorporated by reference to Exhibit 10.8 of our Registration Statement on Form
               10 (File No. 0-29907)).

  Exhibit No.                       Description
-------------- ----------------------------------------------------------
10.9           1999 Stock Option Plan (incorporated by reference to Exhibit 10.9 of our Registration Statement on Form 10 (File No. 0-29907))

10.10          Subscription Agreement, dated as of September 22, 1999, between
               Savoy Holdings Limited and Western Food Distributors, Inc. for private placement of common stock and stock purchase warrants
               (incorporated by reference to Exhibit 10.10 of our Registration
               Statement on Form 10 (File No. 0-29907)).

16.1 Letter regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 of our Registration Statement on Form
               10 (File No. 0-29907)).

27.1           Financial Data Schedule for fiscal quarter ended March 31, 2000


* Confidential treatment has been requested with respect to certain portions of the Exhibit. Omitted portions will be filed separately with the Securities and Exchange Commission.

              (b) REPORTS ON FORM 8-K
              None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              BLUE ZONE, INC.

Date: May 15, 2000            By:  /s/ Bruce Warren
                                   ----------------------------------
                                       Bruce Warren
                                       Chief Executive Officer

                              By:  /s/ Rick Low
                                   ----------------------------------
                                       Rick Low
                                       Controller (Principal Accounting Officer)