Form 10-Q
period 2000-06-30
BLUE ZONE INC
filed 2000-08-14
CIK 1107749

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2000

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


The number of outstanding shares of the registrant's Common Stock, par value $0.001 per share, was 21,538,100 on August 10, 2000.

                                 BLUE ZONE, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED MARCH 31, 2000

                                      INDEX


                                                                                                      PAGE
                                                                                                      ----

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements
                        Consolidated Balance Sheets -
                              June 30, 2000 and December 31, 1999                                       3

                        Consolidated Statements of Operations -
                              Three and six months ended June 30, 2000 and June 30, 1999                4

                        Consolidated Statement of Stockholders' Equity
                              (Deficiency)- Six months ended June 30, 2000 and the year ended

                              December 31, 1999                                                         5

                        Consolidated Statements of Cash Flows -
                              Six months ended June 30, 2000 and June 30, 1999                          6

                        Notes to Consolidated Financial Statements                                      7

Item 2.           Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                                       9

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                            14

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                                                     15

Item 2.           Changes in Securities and Use of Proceeds                                             15

Item 3.           Defaults upon Senior Securities                                                       15

Item 4.           Submission of Matters to a Vote of Security Holders                                   15

Item 5.           Other Information                                                                     15

Item 6.           Exhibits and Reports on Form 8-K                                                      15

Signatures                                                                                              18

ITEM 1.  FINANCIAL STATEMENTS


BLUE ZONE, INC.

Consolidated Balance Sheets
(Expressed in U.S. dollars)



June 30, 2000 and December 31, 1999
-----------------------------------------------------------------------------------------------------------------------------------
                                                                             2000                              1999
                                                                         (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                        $           1,541,281             $           4,097,869
   Accounts receivable                                                            233,750                            97,600
   Work-in-progress                                                                     -                            70,581
   Prepaid expenses                                                                59,022                            93,204
                                                                    -----------------------           -----------------------
                                                                                1,834,053                         4,359,254

Capital assets, net of accumulated depreciation                                   844,826                           425,596
                                                                    -----------------------           -----------------------
                                                                    $           2,678,879             $           4,784,850
                                                                    ========================          =======================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                 $             278,439             $             191,675
   Accrued liabilities                                                            192,574                           178,300
   Deferred revenue                                                                     -                           180,143
   Payable to stockholders                                                              -                            45,559
                                                                    -----------------------           -----------------------
                                                                                  471,013                           595,677

Stockholders' equity:
Common stock, $0.001 par value, authorized
100,000,000 shares; 21,538,100 issued in 2000 and 1999                             21,538                            21,538
   Additional paid in capital                                                   5,649,321                         5,626,371
   Deficit                                                                     (3,365,749)                       (1,433,831)
   Accumulated other comprehensive income (loss):
         Foreign currency translation adjustment                                  (97,244)                          (24,905)
                                                                    -----------------------           -----------------------
                                                                                2,207,866                         4,189,173
                                                                    -----------------------           -----------------------
                                                                    $           2,678,879             $           4,784,850
                                                                    ========================          =======================

BLUE ZONE, INC.

Consolidated Statement of Operations
(Expressed in U.S. dollars)
(Unaudited)




----------------------------------------------------------------------------------------------------------------------
                                                            Three Months                          Six Months
                                                            Ended June 30,                       Ended June 30,
                                                        2000              1999              2000               1999
                                                 ---------------   --------------    ---------------    --------------
----------------------------------------------------------------------------------------------------------------------

Production and service revenue                     $   310,863       $    54,269       $   424,805       $   149,606
Exchange production and service revenue                      -           126,881                 -           250,946
                                                 ---------------   --------------    ---------------    --------------
                                                       310,863           181,150           424,805           400,552

Cost of production and service revenues                279,084            47,523           352,212           104,327
                                                 ---------------   --------------    ---------------    --------------
Gross profit                                            31,779           133,628            72,593           296,225

Operating expenses:
   General and administrative                          846,691            47,966         1,537,569            71,556
   Research and development                            184,376             8,439           277,837            18,526
   Selling and marketing                                25,836             1,344            97,730             4,528
   Exchange advertising                                      -           126,881                 -           250,946
   Depreciation                                         48,735             5,691            91,375            11,382
                                                 ---------------   --------------    ---------------    --------------
                                                     1,105,638           190,321         2,004,511           356,938
                                                 ---------------   --------------    ---------------    --------------

Net loss                                           $ 1,073,859       $    56,693       $ 1,931,918       $    60,713
                                                 ---------------   --------------    ---------------    --------------

Net loss per common share, basic and diluted       $      0.05       $      0.00       $      0.09       $      0.01
                                                 ---------------   --------------    ---------------    --------------
Weighted average common shares
outstanding, basic and diluted                      21,538,100        12,000,000        21,538,100        12,000,000
                                                 ---------------   --------------    ---------------    --------------

BLUE ZONE, INC.

Consolidated Statements of Stockholders' Equity
(Expressed in U.S. dollars)

Six months ended June 30, 2000
(Unaudited)




----------------------------------------------------------------------------------------------------------------------


                                                        Preferred stock                          Common stock
                                                    Shares              Amount             Shares            Amount
                                                ----------------    --------------     -------------    --------------
Balance, December 31, 1999                                  -       $          -         21,538,100       $    21,538
Issuance of stock options                                   -                  -                  -                 -
   Deferred compensation of stock options                   -                  -                  -                 -
   Amortization of deferred compensation of
   stock options                                            -                  -                  -                 -
   Net Loss
Cumulative translation adjustment
                                                ----------------    --------------     -------------    --------------
Balance, June 30, 2000                                      -       $          -          21,538,100      $     21,538
                                                ----------------    --------------     -------------    --------------




----------------------------------------------------------------------------------------------------------------------
                                                                                       Accumulated
                                                                                          other
                                                                                      comprehensive
                                                                                         earning
                                                                                     ---------------
                                                   Paid-in                               Foreign              Total
                                                  additional          Retained          currency          stockholders'
                                                    capital           earnings         adjustment            equity
                                                 -------------     -------------     ---------------    --------------
Balance, December 31, 1999                       $ 5,626,371        $(1,433,831)       $   (24,905)       $ 4,189,173
Issuance of stock options                            178,215                  -                  -            178,215
   Deferred compensation of stock options           (161,090)                 -                  -           (161,090)
   Amortization of deferred compensation of
   stock options                                 $     5,825                  -                  -        $     5,825
   Net Loss                                                         $(1,931,918)                          $(1,931,918)
Cumulative translation adjustment                                                      $   (72,339)       $   (72,339)
                                                --------------      --------------     -------------    --------------
Balance, June 30, 2000                           $ 5,649,321        $(3,365,749)       $   (97,244)       $ 2,207,866
                                                --------------      --------------     -------------    --------------

BLUE ZONE, INC.
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)




 (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                            Six Months                        Six Months
                                                                              Ended                              Ended
                                                                          June 30, 2000                      June 30, 1999
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                           $          (1,931,918)            $             (60,713)
   Items not involving cash:
      Stock based compensation                                                       22,950                                 -
      Depreciation                                                                   91,375                            11,382
   Changes in operating assets and liabilities
      Accounts receivable                                                          (136,150)                           (2,682)
      Work-in-progress                                                              (70,581)                                -
      Prepaid expenses                                                               34,182                               558
      Accounts payable and accrued liabilities                                       28,698                            15,688
      Deferred revenue                                                             (180,143)                                -
      Income taxes payable                                                                -                            (2,589)
                                                                     ------------------------           ------------------------

   Net cash used in operating activities                                         (2,000,425)                          (38,356)

Cash flows from financing activities:
      Increase in payable to stockholders                                                 -                            31,314
      Repayment of payable to shareholder                                           (45,559)                                -
      Increase in bank indebtedness                                                       -                            25,376
                                                                     ------------------------           ------------------------

   Net cash provided by (used in) financing activities                              (45,559)                           56,690

Cash flows from investing activities:

      Purchase of capital assets                                                   (510,604)                          (19,225)
                                                                     ------------------------           ------------------------

   Net cash used in investing activities                                           (510,604)                          (19,225)
                                                                     ------------------------           ------------------------

Net increase (decrease) in cash and cash equivalents                             (2,556,588)                             (891)

Cash and cash equivalents, beginning of period                                    4,097,869                               891
                                                                     ------------------------           ------------------------

Cash and cash equivalents, end of period                              $           1,541,281             $                   -
                                                                     ------------------------           ------------------------

Supplementary information:
   Interest paid                                                      $               2,122             $               1,094
   Income taxes paid                                                                      -                             1,090
                                                                     ------------------------           ------------------------

Non-cash transactions
      Exchange production and service revenue                         $                   -             $             250,946
                                                                     ------------------------           ------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                          INTERIM FINANCIAL INFORMATION

1. The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the Company's opinion, the statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999, included in the Company's Form 10 dated March 9, 2000 and amended on May 2, 2000, filed with the Securities and Exchange Commission. The Company's results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

       Certain prior period amounts have been reclassified to conform to the current period's presentation.

2.     BASIS OF PRESENTATION

       The financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business. The application of the going concern basis is dependent on the Company's ability to obtain additional financing and, ultimately, attain profitable operations to meet the Company's liabilities and commitments as they become payable. (See note 4).

3.     REVENUE RECOGNITION

       The Company generates production and service revenues through the following sources: creative consulting services, website development and maintenance, and software licensing. Consulting service revenues are recognized upon delivery of the service. Website maintenance is recognized over the term of the contracts, typically month to month. For long-term website development projects, we recognize revenue on a percentage of completion basis, based upon achievement of specifically identifiable contractual milestones.

       To date, the Company has not received any revenues from software licensing agreements. In the future, software licensing revenue will be recognized over the term of the license if persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. Vendor-specific objective evidence is typically based on the price charged when an element is sold separately, or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. Elements included in multiple element arrangements could consist of software products, upgrades, enhancements or customer support services.

       If a transaction includes both license and service elements, license fee revenues will be recognized over the term of the license, provided services do not include significant customization or modification of the base product, and the payment terms for licenses are not subject to acceptance criteria.

       Revenue that has been prepaid or invoiced but does not yet qualify for recognition under our policies is reflected as deferred revenues.

4.     SUBSEQUENT EVENT

       On August 10, 2000, the Company's subsidiary, Blue Zone Productions Ltd., entered into a letter of intent with the Company's principal shareholder who has agreed in principle to provide the Company's subsidiary with an unsecured credit facility of up to $1,000,000. The credit facility will have a maximum term of one year from the date of the agreement and will bear interest at LIBOR + 2% per annum.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Investors should read the following in conjunction with the unaudited consolidated financial statements of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Conditions and Results of Operations for the year ended December 31, 1999 in our Form 10 dated March 9, 2000.

FORWARD LOOKING STATEMENTS

       This filing contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control. Some of these risks and uncertainties include:

-      plans for and ability to hire additional personnel;

-      business strategy, including development of our MediaBz software;

-      expectations for future expansion both in the U.S. and elsewhere;

-      anticipated growth in revenue;

-      uncertainty regarding our future operating results;

-      uncertainty regarding future capital to fund our operations; and

- plans, objectives, expectations and intentions contained in this report that are not historical facts.

       All statements, other than statements of historical fact included in this report, regarding our strategy, future operations, financial position, estimated revenues or losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this registration statement, the words "will", "believe", anticipate", "intend", estimate", "expect", "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this registration statement. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking we make in this registration statement are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved.

OVERVIEW

       We generate revenue from software licensing, interactive television content enhancements, creative production and maintenance services related to website development and from consulting services related to Internet strategies. Our business has historically been focused on providing website design and content services to a range of British Columbia-based media and broadcasting companies, as well as fulfilling the interactive needs of a group of clients on a project basis.

       Bruce Warren and Jamie Ollivier, our Chief Executive Officer and President, respectively, have worked in the broadcast field for ten years, during which time they acquired promotional insights into the technology requirements of traditional television and radio broadcast companies to access the world wide web, set-top-boxes, and other interactive devices. Our experience with live news delivery, including the large variety of filming, graphics and editing equipment for audio and video production and specific communication standards that exist inside a newsroom between equipment or employees, has provided us with opportunities to develop software to service the unique needs of the broadcast community. As a consequence, in 1997, they began development of a proprietary product, now trademarked as the MediaBz(TM) suite of products, to facilitate convergence of television, radio, and print media organizations to the interactive environment.

            In the latter half of 1999, we contracted with CTV, Canada's largest private TV network and now a subsidiary of BCE Inc., to plan, design and implement CTV's interactive website, utilizing the MediaBz(TM) product. We have also been retained as an ongoing consultant to CTV. The projected go-live date for this project is the third quarter of this fiscal year.

            We have incurred losses in the last three years, and as of June 30, 2000, had an accumulated deficit of $3.37 million. Our net loss for the six months ended June 30, 2000 was $1.93 million. Concurrent with our recapitalization and stock market listing last October, we began implementing our business plan built on the marketing of the MediaBz(TM) product line to a broad range of television and radio media companies. To this end, we substantially augmented our payroll, have leased new office space and increased our capital budget to provide some of our enlarged infrastructure needs.

            A significant proportion of our reported revenue for the three years ended December 31, 1999 has been in the form of a barter exchange agreement with BCTV. This revenue has been offset to Exchange advertising. Under the BCTV contract, we exchanged our services for airtime rather than receiving a cash payment. In return for services, we received television airtime, which we accounted for as advertising expense under a barter exchange agreement. We used this airtime to enhance our name recognition because we believe it to be valuable in marketing our products to current and other potential clients.

RESULT OF OPERATIONS

                      SELECTED CONSOLIDATED FINANCIAL DATA

       The following table presents selected financial data, derived from our unaudited statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three months and six months ended June 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.


                                                              THREE MONTHS                        SIX MONTHS
                                                              ENDED JUNE 30,                     ENDED JUNE 30,
                                                             2000             1999              2000              1999

Production and service revenue                                  100%              30%              100%                37%
Exchange production and service revenue                           0%              70%                0%                63%
                                                   ------------------------------------------------------------------------
                                                                100%             100%              100%               100%

Cost of production and service revenues                          90%              26%               83%                26%
                                                   ------------------------------------------------------------------------
Gross profit                                                     10%              74%               17%                74%

Operating expenses:



    General and administrative                                  272%              26%              362%                18%
    Research and development                                     59%               5%               65%                 4%
    Selling and marketing                                         8%               1%               23%                 1%
    Exchange advertising                                          0%              70%                0%                63%
    Depreciation                                                 16%               3%               22%                 3%
                                                   ------------------------------------------------------------------------
                                                                355%             105%              472%                89%

                                                   ------------------------------------------------------------------------
Net loss                                                        345%              31%              455%                15%
                                                   ------------------------------------------------------------------------



REVENUE

       Our total revenue for the second fiscal quarter increased 71% to $311,000 from $181,000 for the prior-year quarter. Revenues for the six month period ended June 30, 2000 were $425,000 compared with $401,000 for prior-year six month period, representing an increase of 6%. Revenues from CTV accounted for 91% of the total revenues for the second quarter compared to nil in the same quarter last year. For the six months ended June 30, 2000, CTV revenues accounted for 86% of total revenues. In the prior-year six month period, BCTV accounted for 64% of revenues. We received no revenues under barter exchange agreements for the three and six month periods ended June 30, 2000 compared to $127,000 and $251,000 for the three and six month periods ended June 30, 1999, respectively. This decrease was due to the completion of our contract on December 31, 1999 with BCTV which was a three-year website evolution project.

       Revenues from our multi-year contract with CTV, Canada's largest private TV network, have been accounted for under the percentage-of-completion basis, based upon achievement of specifically identifiable milestones. Billings under the CTV contract made to-date have been recognized as revenues.

COST OF REVENUES

       Cost of revenues includes labor, materials and overhead expenses incurred in the delivery of software and services. Prior to our reorganization in late 1999, our Chief Executive Officer, Bruce Warren and our President, Jamie Ollivier, contributed much of the detailed design and code writing for software and the bulk of the technical workforce was retained on short-term contracts. With the signing of the CTV contract, we began to transform our workforce to full time, permanent employees. As a result, our staffing for production personnel increased significantly for the six months ended June 30, 2000 over the same period last year

       Cost of revenues increased by 487% to $279,000 in the second quarter from $48,000. For the six months ended June 30, 2000 and 1999, respectively, cost of revenues increased by 238% to $352,000 from $104,000. This increase is mainly attributable to production costs for the CTV contract. Labor costs for the three months ended June 30, 2000 increased by $93,000 over the same period last year. The majority of our production personnel were hired in the second quarter, which contributed to the increase in cost of sales. The introduction of new personnel resulted in some inefficiencies because it took some time for these persons to contribute productively. Associated with the increase in staffing were increased costs in production overhead and consulting this year.

       We expect our gross profit to fluctuate based on our product mix, geographic mix, product and patent licenses, and the uncertain costs associated with hiring competent technical, creative and management personnel. There can be no assurance that we will be able to improve our gross margins.

GENERAL AND ADMINISTRATIVE EXPENSES

       General and administrative expenses increased by $799,000 to $847,000 in the second quarter. For the six months ended June 30, 2000, these expenses increased by $1.47 million to $1.54 million from the same period last year. Overall, the rise is attributable to professional fees associated with obtaining our Nasdaq listing, and the implementation of our new business plan, which focuses on marketing the MediaBz(TM) suite of products. Staffing levels doubled in the second quarter over the first quarter of this year and as a result, staffing costs increased by $337,000 in the first six months of this year compared to the same period last year.

       Accounting, legal, and investor relations fees increased to $520,000 from $8,000 for the six months ended June 30, 2000 and 1999, respectively. This increase was primarily due to legal costs associated with the filing of our Form 10 with the Securities and Exchange Commission and our successful application for inclusion in the Nasdaq National Market System as well as increased investor relations activities.

       Travel costs increased significantly to $354,000 for the six months ended June 30, 2000 compared to $9,000 for the same period last year. Much of these travel costs were incurred for our new customer marketing and selling efforts in addition to numerous trips and presentation to potential investors.

       Other expenses in the areas of rent, office supplies and telephone increased by $209,000 for the six months ended June 30, 2000 over the same period last year.

       General and administrative expenses are expected to continue to grow in the future as additional personnel are hired and new offices are opened in the United States and overseas.

       Total general and administrative costs were reduced by $83,000 in interest income in the six months of this year.

RESEARCH AND DEVELOPMENT

       Based on the anticipated success of the MediaBz(TM) suite of software products and contingent upon our ability to raise additional funds, we expect to invest funds to improve the existing MediaBz(TM) products by providing features and options requested by broadcasters and other clients. Research and development costs increased to $184,000 in the second quarter from $8,000 for the prior-year quarter. For six months ended June 30, 2000, research and development costs rose to $278,000 from $19,000 for the same period last year. Most of our research and development prior to becoming a public company was developed by our President, Jamie Ollivier and Chief Executive Officer, Bruce Warren. We now have a team of people in the research and development group. We cannot guarantee that expenditures in research and development will ensure our success or lead to innovations that are not available to our competition.

SELLING AND MARKETING

       Selling and marketing costs increased to $26,000 in the second quarter from $1,000 for the prior-year quarter. For the six months ended June 30, 2000, these costs increased to $98,000 from $5,000 for the same period last year. The preparation of promotional and marketing material costs accounted for $72,000 of the six months total costs.

DEPRECIATION

       Depreciation has been provided on the declining balance basis using a 30% rate for all capital asset categories, except for leasehold improvements, which are amortized on a straight-line basis over five years, representing the terms of the lease. The expense for the second quarter increased to $49,000 from $6,000 for the same quarter last year. The expense for the six months ended June 30, 2000 increased to $91,000 from $11,000 for the same period last year. Total capital asset purchases were $278,000 and $511,000 for the three and six months ended June 30, 2000 respectively, as we continue to build our technical infrastructure.

LIQUIDITY AND CAPITAL RESOURCES

       Prior to our reorganization in October 1999, we had very limited access to capital, and we depended entirely on our principal stockholder and current Chairman Michael Warren for direct financing or as guarantor of a line of credit from recognized financial institutions.

       As a result of the $5.25 million private placement in October 1999, we had working capital of $3.76 million as of December 31, 1999. The working capital as of June 30, 2000 was $1.36 million. Cash and cash equivalents at June 30, 2000 were $1,541,000 compared to $4,098,000 at December 31, 1999.

       During the six months ended June 30, 2000, we used $2,000,000 in our operating activities compared to $38,000 in the prior-year six month period. Non-cash charges relating to stock option compensation and depreciation were $114,000 for the six months ended June 30, 2000.

       We invested $278,000 and $511,000 in capital assets for the three and six months ended June 30, 2000, respectively, including $28,000 and $16,000 in leasehold improvements pertaining to additional space in our Vancouver office.

       We believe we have sufficient liquidity on hand to finance our operations through to the end of fiscal 2000. We are, however, completely dependent on the CTV contract for our revenues.

       On August 10, 2000, our subsidiary, Blue Zone Productions Ltd., signed a letter of intent with our principal shareholder who has agreed in principle to provide the subsidiary with a credit facility of up to $1,000,000. This credit facility will be unsecured and will be for a maximum period of one year from the date of the agreement and will bear interest at a rate of LIBOR + 2%. We anticipate that the agreement for this credit facility will be signed in the early part of the third quarter.

       Our future capital requirements will, however, depend on a number of factors, including costs associated with product development efforts, the success of the commercial introduction of our products and the possible acquisition of complementary businesses, products and technologies. To the extent additional capital is required, we may sell additional equity, debt or convertible securities or establish credit facilities. We cannot assume that additional capital will be available when we need it on terms that we consider acceptable.

INCOME TAXES

       No taxes are payable for the three and six months ended June 30, 2000 and 1999, as a result of the operating losses recorded. Based on a number of factors, including the lack of a history of profits, we believe there is sufficient uncertainty regarding the realization of deferred tax assets, and have not booked an income tax benefit. These losses can be carried forward for seven years.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       As of June 30, 2000, we had not entered into or acquired financial instruments that have material market risk. We have no financial instruments for trading or other purposes or derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the consolidated balance sheet included in this Report. The fair value of all financial instruments at June 30, 2000 is not materially different from their carrying value.

       We regularly invest funds in excess of our immediate needs in guaranteed investment certificates issued by major Canadian banks or high grade corporate debt securities. The fair value of these instruments, which generally have a term to maturity of 90 days or less, does not differ significantly from their face value.

       To June 30, 2000, substantially all revenues and the majority of cash costs have been realized or incurred in Canadian dollars. To date we have not entered into foreign currency contracts to hedge against foreign currency risks between the Canadian dollar or other foreign currencies and our reporting currency, the United States dollar. Generally, however, we attempt to manage our risk of exchange rate fluctuations by maintaining sufficient net assets in Canadian dollars to retire our liabilities as they come due.

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

         None.

ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                (a)         EXHIBITS

      The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission.


Exhibit No.                   Description
------------  -----------------------------------------------------------------
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

3.2           Certificate of Amendment to the Registrant's Articles of
              Incorporation, dated July 14, 1998, providing for a 5-for-1 stock split of all of the Registrant's outstanding common stock
              (incorporated by reference to Exhibit 3.2 of our Registration
              Statement on Form 10 (File No. 0-29907).

3.3           Certificate of Amendment to the Registrant's Certificate of
              Incorporation, dated September 28, 1999, changing the name of the Registrant to "Blue Zone, Inc." and providing for a 1.125-for-1 stock split of all of the Registrant's issued and outstanding common stock (incorporated by reference to Exhibit 3.3 of our


Exhibit No.                   Description
------------  -----------------------------------------------------------------
              Registration Statement on Form 10 (File No. 0-29907)).

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
              0-29907)).




Exhibit No.                   Description
------------  -----------------------------------------------------------------
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

27.1          Financial Data Schedule for fiscal quarter ended June 30, 2000


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


                         BLUE ZONE, INC.

Date: August 14, 2000    By:   /s/Bruce Warren
                            ---------------------------
                                  Bruce Warren
                                  Chief Executive Officer

                         By:   /s/Rick Low
                             --------------------------
                                  Rick Low
                                  Controller (Principal Accounting Officer)