Form 10-Q
period 2000-09-30
BLUE ZONE INC
filed 2000-10-31
CIK 1107749

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2000

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


The number of outstanding shares of the registrant's Common Stock, par value $0.001 per share, was 22,448,817 on October 27, 2000.

                                 BLUE ZONE, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2000

                                      INDEX


                                                                                                          PAGE
PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

                  Consolidated Balance Sheets -
                      September 30, 2000 and December 31, 1999                                                3

                  Consolidated Statements of Operations -
                      Three and nine months ended September 30, 2000 and September 30, 1999                   4

                  Consolidated Statement of Stockholders' Equity (Deficiency) -
                      Nine months ended September 30, 2000 and the year ended
                      December 31, 1999                                                                       5

                  Consolidated Statements of Cash Flows -
                      Nine months ended September 30, 2000 and September 30, 1999                             6

                  Notes to Consolidated Financial Statements                                                  7

Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                   9

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                      15

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings                                                                               16

Item 2.       Changes in Securities and Use of Proceeds                                                       16

Item 3.       Defaults upon Senior Securities                                                                 16

Item 4.       Submission of Matters to a Vote of Security Holders                                             16

Item 5.       Other Information                                                                               17

Item 6.       Exhibits and Reports on Form 8-K                                                                17

Signatures                                                                                                    20

ITEM 1.  FINANCIAL STATEMENTS

BLUE ZONE, INC.
Consolidated Balance Sheets
(Expressed in U.S. dollars)

September 30, 2000 and December 31, 1999

                                                                                                2000                     1999
                                                                                             (Unaudited)
ASSETS
Current assets:

   Cash and cash equivalents                                                                 $ 4,135,864                $ 4,097,869

   Accounts receivable                                                                           626,329                     97,600

   Work-in-progress                                                                                   --                     70,581

   Prepaid expenses                                                                               37,775                     93,204
                                                                                             -----------                -----------
                                                                                               4,799,968                  4,359,254


Fixed assets, net of accumulated depreciation                                                    847,435                    425,596

Deferred finance costs net of accumulated                                                        417,451                         --
amortization                                                                                 -----------                -----------
                                                                                             $ 6,064,854                $ 4,784,850
                                                                                             ===========                ===========



LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:

   Accounts payable                                                                          $   173,588                $   191,675

   Accrued liabilities                                                                           317,345                    178,300

   Deferred revenue                                                                               79,814                    180,143

   Payable to stockholders                                                                            --                     45,559
                                                                                             -----------                -----------
                                                                                                 570,747                    595,677


Redeemable equity securities (note 3)                                                          4,092,600                         --

Stockholders' equity:

   Common stock, $0.001 par value, authorized 100,000,000 shares;
   22,244,817 issued in 2000 and 21,538,100 issued in 1999                                        21,539                     21,538

   Additional paid in capital                                                                  5,908,680                  5,626,371


   Deficit                                                                                    (4,357,184)                (1,433,831)

   Accumulated other comprehensive income (loss):

       Foreign currency translation adjustment                                                  (171,528)                   (24,905)
                                                                                             -----------                -----------
                                                                                               1,401,507                  4,189,173
                                                                                             -----------                -----------
                                                                                             $ 6,064,854                $ 4,784,850
                                                                                             ===========                ===========


Basis of Presentation (note 2)

See accompanying notes to consolidated financial statements

BLUE ZONE, INC.
Consolidated Statement of Operations
(Expressed in U.S. dollars)
(Unaudited)


                                                                       Three Months                             Nine Months
                                                                     Ended September 30,                    Ended September 30,

                                                                  2000               1999                 2000                1999
Production and service revenue                               $   481,769         $    43,958         $   906,574         $   193,564

Exchange production and service revenue                               --             126,851                  --             377,797
                                                             -----------         -----------         -----------         -----------
                                                                 481,769             170,809             906,574             571,361



Cost of production and service revenue                           197,064              88,910             549,276             193,237
                                                             -----------         -----------         -----------         -----------
Gross profit                                                     284,705              81,899             357,298             378,124



Operating expenses:

   General and administrative                                    891,595             171,193           2,429,164             242,749

   Research and development                                      197,956              15,182             475,793              33,708

   Selling and marketing                                           1,645               6,872              99,375              11,400

   Exchange advertising                                               --             126,851                  --             377,797

   Depreciation                                                   50,244              17,183             141,619              28,565
                                                             -----------         -----------         -----------         -----------
                                                               1,141,440             337,281           3,145,951             694,219
                                                             -----------         -----------         -----------         -----------


Net loss                                                     $   856,735         $   255,382         $ 2,788,653         $   316,095
                                                             ===========         ===========         ===========         ===========

Net loss per common share, basic and diluted                 $      0.04         $      0.02         $      0.13         $      0.03
                                                             -----------         -----------         -----------         -----------


Weighted average common shares
outstanding, basic and diluted                                21,773,672          12,000,000          21,616,624          12,000,000
                                                             -----------         -----------         -----------         -----------

See accompanying notes to consolidated financial statements

BLUE ZONE, INC.
Consolidated Statements of Stockholders' Equity
(Expressed in U.S. dollars)
Nine months ended September 30, 2000
(Unaudited)





                                                                                Additional
                                                Common stock                     paid-in
                                          Shares            Amount               Capital
                                        ----------         -----------         -----------

Balance, December 31, 1999              21,538,100         $    21,538         $ 5,626,371

   Issuance of redeemable equity
   securities  (note 3)                    705,467                  --                  --


   Exercise of stock options                 1,250                   1               6,249

   Issuance of stock options                    --                  --             403,215

   Deferred compensation of stock
   options                                      --                  --            (127,155)

   Accretion of premium on redeemable
   equity securities (note 3)                   --                  --                  --

   Amortization of deferred finance
   costs (note 3)                               --                  --                  --
   Net Loss

Cumulative translation adjustment
                                        ----------         -----------         -----------
Balance, September 30, 2000             22,244,817         $    21,539         $ 5,908,680
                                        ==========         ===========         ===========


                                                               Accumulated
                                                                  other
                                                               comprehensive
                                                                 earning
                                                               -----------
                                                                 Foreign               Total
                                                                 currency          stockholders'
                                            Deficit             adjustment             equity
                                          -----------          -----------          -----------

Balance, December 31, 1999                $(1,433,831)         $   (24,905)         $ 4,189,173

   Issuance of redeemable equity
   securities  (note 3)                            --                   --                   --


   Exercise of stock options                       --                   --                6,250

   Issuance of stock options                       --                   --              403,215

   Deferred compensation of stock
   options                                         --                   --             (127,155)

   Accretion of premium on redeemable
   equity securities (note 3)                 (92,600)                  --              (92,600)

   Amortization of deferred finance
   costs (note 3)                             (42,100)                  --              (42,100)

   Net Loss                                (2,788,653)                               (2,788,653)

Cumulative translation adjustment                                 (146,623)            (146,623)
                                          -----------          -----------          -----------
Balance, September 30, 2000               $(4,357,184)         $  (171,528)         $ 1,401,507
                                          ===========          ===========          ===========

See accompanying notes to consolidated financial statements

BLUE ZONE, INC.
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)

 (Unaudited)

                                                                           Nine Months              Nine Months
                                                                              Ended                    Ended
                                                                       September 30, 2000       September 30, 1999
Cash flows from operating activities:
   Net loss                                                              $(2,788,653)                 $  (316,095)
   Items not involving cash:
     Stock based compensation                                                276,060                           --
     Depreciation                                                            141,619                       28,565
   Changes in operating assets and liabilities
     Accounts receivable                                                    (528,729)                          --
     Work-in-progress                                                         70,581                           --
     Prepaid expenses                                                         55,429                       (9,614)
     Accounts payable and accrued liabilities                                (25,666)                      44,608
     Deferred revenue                                                       (100,329)                      43,861
     Income taxes payable                                                         --                       (2,589)
                                                                         -----------                  -----------


   Net cash used in operating activities                                  (2,899,688)                    (211,264)

Cash flows from financing activities:
     Increase in short term loan                                                  --                    1,996,463
     Increase in payable to stockholders                                          --                       48,487
     Repayment of payable to shareholder                                     (45,559)                          --
     Issuance of redeemable equity securities                              4,000,000                           --
     Increase in deferred finance costs                                     (459,551)                          --
     Issuance of common shares                                                 6,250                           --
                                                                         -----------                  -----------

   Net cash provided by (used in) financing activities                     3,501,140                    2,044,950

Cash flows from investing activities:
     Purchase of fixed assets                                               (563,457)                    (174,298)
                                                                         -----------                  -----------
   Net cash used in investing activities                                    (563,457)                    (174,298)
                                                                         -----------                  -----------
Net increase (decrease) in cash and cash equivalents                          37,995                    1,659,388

Cash and cash equivalents, beginning of period                             4,097,869                          891
                                                                         -----------                  -----------
Cash and cash equivalents, end of period                                 $ 4,135,864                  $ 1,660,279
                                                                         ===========                  ===========


Supplementary information:

   Interest paid                                                         $       488                  $    14,517

   Income taxes paid                                                              --                        2,589
                                                                         ===========                  ===========
Non-cash transactions

   Exchange production and service revenue                               $        --                  $   126,851
                                                                         ===========                  ===========

See accompanying notes to consolidated financial statements

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                          INTERIM FINANCIAL INFORMATION

         The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the Company's opinion, the statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim periods presented in accordance with generally accepted accounting principles for interim financial statements. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999, included in the Company's Form 10 dated March 9, 2000 and amended on May 2, 2000, filed with the Securities and Exchange Commission. The Company's results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

         Certain prior period amounts have been reclassified to conform to the current period's presentation.

1. BASIS OF PRESENTATION

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

2. REVENUE RECOGNITION

         The Company generates production and service revenues through the following sources: strategic consulting services, interactive broadcasting development and maintenance, and software licensing. Consulting service revenues are recognized upon delivery of the service. Interactive broadcasting maintenance is recognized over the term of the contracts, typically month to month. For long-term development projects, the Company recognizes revenue on a percentage of completion basis, based upon achievement of specifically identifiable contractual milestones.

         The Company recognizes software licensing revenue over the term of the license if persuasive evidence of an arrangement exists, collection is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. Vendor-specific objective evidence is typically based on the price charged when an element is sold separately, or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. Elements included in multiple element arrangements could consist of software products, upgrades, enhancements or customer support services.

         If a transaction includes both license and service elements, license fee revenues are recognized over the term of the license, provided services do not include significant customization or modification of the base product, and the payment terms for licenses are not subject to acceptance criteria.

         Revenue that has been prepaid or invoiced but does not yet qualify for recognition under our policies is reflected as deferred revenues.

3. REDEEMABLE EQUITY SECURITIES

         On September 8, 2000, the Company completed a private placement of its common stock where it issued 705,467 shares at $7.08 per share for gross proceeds of $5,000,000 and initial warrants to purchase an additional 148,148 shares at $8.10 per share expiring on September 8, 2003. Of the $5,000,000 in gross proceeds, $1,000,000 will be paid to the Company once registration of the related common stock with the Securities and Exchange Commission becomes effective. In connection with this financing, the Company issued additional warrants to the investors which entitle them to purchase shares of common stock at an exercise price of $0.001 per share. The right to purchase additional shares under the warrants will be determined on eight adjustment dates which will occur every ninety days for a period of up to two years beginning on December 7, 2000 assuming effectiveness of the registration of the underlying securities. If on those eight adjustment dates, the average closing price for a share of common stock on the ten lowest closing price trading days during the thirty day period preceding the adjustment date is lower than the closing price as calculated for the preceding adjustment date or lower than $7.08 for the first adjustment date, the investors will receive the right to purchase additional shares or common stock at $0.001 per share. The precise number of shares of common stock, if any, which may be issued on any of these adjustment dates shall be determined in accordance with a formula as set forth in the warrant with the effect of lowering the average price per share issued in the private placement. In addition, the Company granted a one year option to the investors to acquire up to an additional $2,000,000 in shares based on then-prevailing market prices. These options may not be exercised unless the closing price on the date of exercise is at least $7.08 per share. The Company is obligated to issue warrants equal to 20% of the shares issued under the purchase option at an exercise price per share equal to 120% of the purchase price paid for the shares of common stock under the option.

         All of the shares of common stock and shares underlying the option and the warrants sold in the private placement, including warrants issued upon exercise of the option, are subject to redemption at the option of the investors up to May 8, 2001 if the Company's common stock is delisted for more than five consecutive days or the registration statement is not effective for ten consecutive days or an aggregate of 30 days during any 12 month period, provided that the effectiveness of the registration statement containing the prospectus can be suspended for 30 consecutive days to incorporate the Company's December 31, 2000 financial statements. If the Company is required to redeem the shares of common stock and shares underlying the options and warrants held by the investors, the redemption price will be equal to 120% of the exercise price for those shares received by the investors pursuant to the exercise of the option. For any shares issued upon exercise of the initial warrants, the option, the adjustment warrants or any warrants issued upon any exercise of the option, the redemption price will be 120% of the fair market value of the shares at the time of redemption or default. For any unexercised initial warrants, adjustment warrants, options and warrants issued upon any exercise of the options, the redemption price will be 120% of the fair market value at the time of redemption or default of the number of shares underlying such securities.

         The Company has recorded the $4,000,000 received on the private placement as redeemable equity securities due to the existence of the redemption provisions described above. The 20% redemption premium is being recognized over the period to May 8, 2001 as a charge to retained earnings. The redemption premium has been adjusted for in determining loss per share.

         The deferred finance costs related to the issuance of the redeemable equity securities are being amortized over the period to May 8, 2001 as a charge to retained earnings.

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

         All statements, other than statements of historical fact included in this report, regarding our strategy, future operations, financial position, estimated revenues or losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this registration statement, the words "will", "believe", "anticipate", "intend", "estimate", "expect", "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved.

OVERVIEW

         Blue Zone makes news interactive. We generate revenue from software licensing, interactive broadcasting content enhancements, creative production and maintenance services related to interactive broadcasting development and from consulting services related to Internet strategies. Our business has historically been focused on providing website design and content services to a range of Canadian-based media and broadcasting companies, as well as fulfilling the interactive needs of a group of clients on a project basis.

         Bruce Warren and Jamie Ollivier, our Chief Executive Officer and President, respectively, have worked in the broadcast field for ten years, during which time they acquired insights into the technology requirements of traditional television and radio broadcast companies to access the world wide web, set-top-boxes, and other interactive devices. Our experience with live news delivery, including the variety of video, graphics and editing production equipment and specific communication standards that exist inside a newsroom between equipment or employees, enables us to develop software for the unique needs of the broadcast community. As a consequence, in 1997, Bruce Warren and Jamie Ollivier began development of proprietary software, now trademarked as the MediaBZ(TM) suite of products, to facilitate convergence of television, radio, and print media to the interactive environment.

         In the latter half of 1999, we contracted with CTV, Canada's largest private TV network now held in trust by BCE Inc., to plan, design and implement CTV News' interactive broadcasts, utilizing the MediaBZ(TM) product. The interactive news service, CTVNEWS.com, was launched on September 21, 2000. By utilizing Blue Zone's NewsBZ(TM) software, CTVNEWS.com publishes its content to the Web, interactive television, WAP enabled cellular telephones, and personal digital assistants. We have also been retained as an ongoing consultant to CTV.

         We have incurred losses in the last three years, and as of September 30, 2000, had an accumulated deficit of $4.26 million. Our net loss for the nine months ended September 30, 2000 was $2.79 million. Concurrent with our recapitalization and the commencement of the trading of our stock in October 1999, we began implementing our business plan built on the marketing of the MediaBz(TM) product line to a broad range of television and radio media companies. To this end, we substantially augmented our payroll, have leased new office space and increased our capital budget to provide some of our enlarged infrastructure needs.

         A significant proportion of our reported revenue for the three years ended December 31, 1999 has been in the form of a barter exchange agreement with BCTV. This revenue has been offset to Exchange advertising. Under the BCTV contract, we exchanged our services for airtime rather than receiving a cash payment. In return for services, we received television airtime, which we accounted for as advertising expense under the barter exchange agreement. We used this airtime to enhance our name recognition because we believe it to be valuable in marketing our products to current and potential clients.

RESULT OF OPERATIONS

                      SELECTED CONSOLIDATED FINANCIAL DATA

         The following table presents selected financial data, derived from our unaudited statements of operations, as a percentage of total revenues for the periods indicated. The operating results for the three months and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

                                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                    SEPTEMBER 30,             SEPTEMBER 30,
                                                                  2000         1999         2000         1999

Production and service revenue                                         100%         26%          100%          34%
Exchange production and service revenue                                  0%         74%            0%          66%
                                                                 -------------------------------------------------
                                                                       100%        100%          100%         100%

Cost of production and service revenues                                 41%         52%           61%          34%
                                                                 -------------------------------------------------
Gross profit                                                            59%         48%           39%          66%
Operating expenses
   General and administrative                                          185%        100%          268%          42%
   Research and development                                             41%          9%           52%           6%
   Selling and marketing                                                 0%          4%           11%           2%
   Exchange advertising                                                  0%         74%            0%          66%
   Depreciation                                                         11%         10%           16%           5%
                                                                 -------------------------------------------------
                                                                       237%        197%          347%         121%

                                                                 -------------------------------------------------
Net loss                                                               178%        149%          308%          55%
                                                                 -------------------------------------------------

REVENUE

         Our total revenue for the third fiscal quarter increased 182% to $482,000 from $171,000 for the prior-year quarter. Revenue for the nine month period ended September 30, 2000 were $907,000 compared with $571,000 for the prior-year nine month period, representing an increase of 59%. CTV accounted for 94% of the revenue for our third quarter compared to nil in the same quarter last year. In the prior-year third quarter, BCTV accounted for 78% of our revenue. For the nine months ended September 30, 2000, CTV accounted for 91% of our revenue compared to nil for the same period last year. In the prior-year nine month period, BCTV accounted for 71% of revenue. We received no revenue under barter exchange agreements for the three and nine month periods ended September 30, 2000 compared to $127,000 and $378,000 for the three and nine month periods ended September 30, 1999, respectively. This decrease was due to the completion of our contract on December 31, 1999 with BCTV which was a three-year website evolution project.

         Revenue from our multi-year contract with CTV has been accounted for under the percentage-of-completion basis, based upon achievement of specifically identifiable milestones.

COST OF REVENUE

         Cost of revenue includes labor, materials and overhead expenses incurred in the delivery of software and services. Prior to our reorganization in late 1999, our Chief Executive Officer, Bruce Warren and our President, Jamie Ollivier, created much of the detailed design and code writing for software and the bulk of the technical workforce was retained on short-term contracts. With the signing of the CTV contract, we began to transform our workforce to full time, permanent employees. As a result, our staffing for production personnel increased significantly for the nine months ended September 30, 2000 over the same period last year.

         Cost of revenue increased by 122% to $197,000 in the third quarter from $89,000 for the prior-year quarter. For the nine months ended September 30, 2000 and 1999, respectively, cost of revenue increased by 184% to $549,000 from $193,000. This increase is mainly attributable to production costs for the CTV contract. Labor costs for the nine months ended September 30, 2000 increased by $278,000 over the same period last year. The majority of our production personnel were hired in the second quarter, which contributed to the increase in cost of sales. The introduction of new personnel resulted in some inefficiencies because it took some time for these persons to contribute to capacity. Associated with the increase in staffing were increased costs in production overhead and external consultants this year.

         We expect our gross profit to fluctuate based on our product mix, geographic mix, product and patent licenses, and the uncertain costs associated with hiring competent technical, creative and management personnel. We cannot assure you that we will be able to improve our gross margins.

GENERAL AND ADMINISTRATIVE EXPENSES

         Our general and administrative expenses increased by $720,000 to $892,000 in the third quarter compared to the prior-year quarter. For the nine months ended September 30, 2000, these expenses increased by $2.19 million to $2.43 million from the same period last year.

         We doubled our staffing levels in the second quarter over the first quarter of this year and as a result, our staffing costs increased by $569,000 in the first nine months of this year compared to the same period last year.

         Our accounting, legal, and investor relations fees increased to $654,000 from $22,000 for the nine months ended September 30, 2000 and 1999, respectively. This increase was primarily due to legal costs associated with the filing of our Form 10 with the Securities and Exchange Commission and our successful application for inclusion in the Nasdaq National Market System as well as increased investor relations activities.

         Travel costs increased significantly to $443,000 for the nine months ended September 30, 2000 compared to $84,000 for the same period last year. Much of these travel costs were incurred for our new customer marketing and selling efforts in addition to numerous trips and presentations to potential investors.

         Other expenses in the areas of rent, office supplies and telephone increased by $363,000 for the nine months ended September 30, 2000 over the same period last year.

         We expect that general and administrative expenses will continue to grow in the future as additional personnel are hired and sales and marketing expands.

         Total general and administrative costs were reduced by $103,000 in interest income in the first nine months of this year.

RESEARCH AND DEVELOPMENT

         Based on the anticipated success of the MediaBZ(TM) suite of software products and contingent upon our ability to raise additional funds, we expect to invest funds to improve the existing MediaBZ(TM) products by providing features and options requested by clients. Research and development costs increased to $198,000 in the third quarter from $15,000 for the prior-year quarter. For the nine months ended September 30, 2000, these costs rose to $476,000 from $34,000 for the same period last year. Most of our research and development prior to becoming a public company was conducted by our President, Jamie Ollivier and Chief Executive Officer, Bruce Warren. We now have a dedicated team of people in the research and development group. We cannot guarantee that expenditures in research and development will ensure our success or lead to innovations that are not available to our competition.

SELLING AND MARKETING

         Our selling and marketing costs decreased to $2,000 in the third quarter from $7,000 for the prior-year quarter. For the nine months ended September 30, 2000, these costs increased to $99,000 from

$11,000 for the same period last year. The preparation of promotional and marketing material costs accounted for $72,000 of the nine months total costs.

DEPRECIATION

         Depreciation has been provided on the declining balance basis using a 30% rate for all capital asset categories, except for leasehold improvements, which are amortized on a straight-line basis over five years, representing the terms of the lease. The expense for the third quarter increased to $50,000 from $17,000 for the same quarter last year. The expense for the nine months ended September 30, 2000 increased to $142,000 from $29,000 for the same period last year. Total capital asset purchases were $53,000 and $563,000 for the three and nine months ended September 30, 2000 respectively, as we continue to build our technical infrastructure.

LIQUIDITY AND CAPITAL RESOURCES

         Prior to our reorganization in October 1999, we had very limited access to capital, and we depended entirely on our principal stockholder and current Chairman Michael Warren for direct financing or as guarantor of a line of credit from recognized financial institutions.

         As a result of the $5.25 million private placement in October 1999, we had working capital of $3.76 million as of December 31, 1999. As a result of the private placement on September 8, 2000, we had working capital of $4.23 million as of September 30, 2000. Cash and cash equivalents at September 30, 2000 were $4.14 million compared to $4.10 million at December 31, 1999. Our surplus cash is invested in high-grade corporate securities.

         During the nine months ended September 30, 2000, we used $2.90 million in our operating activities compared to $211,000 in the prior-year nine month period. Non-cash charges relating to stock option compensation and depreciation were $418,000 for the nine months ended September 30, 2000 compared to $29,000 for the same period last year.

         We invested $53,000 and $563,000 in fixed assets for the three and nine months ended September 30, 2000, respectively, including $9,000 and $53,000 in leasehold improvements pertaining to our Vancouver and Toronto offices.

         On September 8, 2000, we completed a private placement of our common stock where we issued 705,467 shares at $7.08 per share for gross proceeds of $5,000,000 and initial warrants to purchase an additional 148,148 shares at $8.10 per share expiring on September 8, 2003. Of the $5,000,000 in gross proceeds, $1,000,000 will be paid to us once registration of the related common stock with the Securities and Exchange Commission becomes effective. In connection with this financing, we issued additional warrants to the investors which entitle them to purchase shares of common stock at an exercise price of $0.001 per share. The right to purchase additional shares under the warrants will be determined on eight adjustment dates which will occur every ninety days for a period of up to two years beginning on December 7, 2000 assuming effectiveness of the registration of the underlying securities. If on those eight adjustment dates, the average closing price for a share of common stock on the ten lowest closing price trading days during the thirty day period preceding the adjustment date is lower than the closing price as calculated for the preceding adjustment date or lower than $7.08 for the first adjustment date, the investors will receive the right to purchase additional shares or common stock at $0.001 per share. The precise number of shares of common stock, if any, which may be issued on any of these adjustment dates shall be determined in accordance with a formula as set forth in the warrant with the effect of lowering the average price per share issued in the private placement. In addition, we granted a one year option to the investors to acquire up to an additional $2,000,000 in shares based on then-prevailing market prices. These options may not be exercised unless the closing price on the date of exercise is at least $7.08 per share. The Company is obligated to issue warrants equal to 20% of the shares issued under the purchase option at an exercise price per share equal to 120% of the purchase price paid for the shares of common stock under the option.

         All of the shares of common stock and shares underlying the option and the warrants sold in the private placement, including warrants issued upon exercise of the option, are subject to redemption at the option of the investors up to May 8, 2001 if the Company's common stock is delisted for more than five consecutive days or the registration statement is not effective for ten consecutive days or an aggregate of 30 days during any 12 month period, provided that the effectiveness of the registration statement containing the prospectus can be suspended for 30 consecutive days to incorporate the Company's December 31, 2000 financial statements. If the Company is required to redeem the shares of common stock and shares underlying the options and warrants held by the investors, the redemption price will be equal to 120% of the exercise price for those shares received by the investors pursuant to the exercise of the option. For any shares issued upon exercise of the initial warrants, the option, the adjustment warrants or any warrants issued upon any exercise of the option, the redemption price will be 120% of the fair market value of the shares at the time of redemption or default. For any unexercised initial warrants, adjustment warrants, options and warrants issued upon any exercise of the options, the redemption price will be 120% of the fair market value at the time of redemption or default of the number of shares underlying such securities.


         We have recorded the $4,000,000 received on the private placement as redeemable equity securities due to the existence of the redemption provisions described above. The 20% redemption premium is being recognized over the period to May 8, 2001 as a charge to retained earnings. The redemption premium has been adjusted for in determining loss per share.

         The deferred finance costs related to the issuance of the redeemable equity securities are being amortized over the period to May 8, 2001 as a charge to retained earnings.

         We believe we have sufficient liquidity on hand to finance our operations through to the end of fiscal 2001. We are, however, currently dependent on the CTV contract for our revenue.

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

INCOME TAXES

         No taxes are payable for the three and nine months ended September 30, 2000 and 1999, as a result of the operating losses recorded. Based on a number of factors, including the lack of a history of profits, we believe there is sufficient uncertainty regarding the realization of deferred tax assets, and have not booked an income tax benefit. These losses can be carried forward for seven years.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of September 30, 2000, we had not entered into or acquired financial instruments that have material market risk. We have no financial instruments for trading or other purposes or derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the consolidated balance sheet included in this Report. The fair value of all financial instruments at September 30, 2000 is not materially different from their carrying value.

         We regularly invest funds in excess of our immediate needs in guaranteed investment certificates issued by major Canadian banks or high-grade corporate debt securities. The fair value of these instruments, which generally have a term to maturity of 90 days or less, does not differ significantly from their face value.

         To September 30, 2000, substantially all revenues and the majority of cash costs have been realized or incurred in Canadian dollars. To date we have not entered into foreign currency contracts to hedge against foreign currency risks between the Canadian dollar or other foreign currencies and our reporting currency, the United States dollar. Generally, however, we attempt to manage our risk of exchange rate fluctuations by maintaining sufficient net assets in Canadian dollars to retire our liabilities as they come due.

                                     PART II
ITEM 1.  LEGAL PROCEEDINGS

         The Company is not a party to any litigation.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On September 8, 2000, we completed a private placement with Millennium Partners LP, Elliott Associates, L.P. and Westgate International, L.P. in reliance on Section 4(2) of the Securities Act of 1933, as amended, regarding transactions by an issuer not involving a public offering, in that the transactions were made, without general solicitation or advertising, to sophisticated investors with access to all relevant information necessary to evaluate this investment and who represented to us that the securities were being acquired for investment. At closing, we received gross proceeds of $4,000,000 from the investors for which we sold 705,467 shares of our common stock, initial warrants exercisable for 148,148 shares of our common stock at $8.10 per share expiring September 8, 2003, an option exercisable at then prevailing market prices, but no less than $7.08, for one year to acquire up to $2,000,000 of our common stock and warrants, and adjustment warrants which could entitle the investors to a significant number of shares of our common stock, if our stock price declines and remains below $7.08 per share. We will receive an additional $1,000,000 when a registration statement covering the securities sold to the investors is declared effective by the Securities and Exchange Commission.

         In connection with the private placement, we paid commissions and fees of $335,000 and issued a warrant in reliance on Section 4(2) of the Securities Act of 1933 to acquire 28,249 shares, exercisable at $8.10 per share, to Ladenburg Thalmann which acted as a broker in connection with the private placement.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our Annual Meeting of Stockholders was held on September 21, 2000. The 14,910,078 shares of Common Stock present at the Annual Meeting out of a then total of 21,538,100 shares outstanding and entitled to vote acted as follows with respect to the following proposals:

         (1) 14,907,315 votes were cast in favor of the election of Bruce Warren as a Director, 0 votes were cast against, holders of 2,763 shares indicated that they abstained from voting on this matter and holders of 0 shares represented at the meeting for other purposes indicated no response on this item;
(2) 14,907,315 votes were cast in favor of the election of F. Michael P. Warren as a Director, 0 votes were cast against, holders of 2,763 shares indicated that they abstained from voting on this matter and holders of 0 shares represented at the meeting for other purposes indicated no response on this item;
(3) 14,907,315 votes were cast in favor of the election of Jaime Ollivier as a Director, 0 votes were cast against, holders of 2,763 shares indicated that they abstained from voting on this matter and holders of 0 shares represented at the meeting for other purposes indicated no response on this item; (4) 14,907,315 votes were cast in favor of the election of Tryon Williams as a Director, 0 votes were cast against, holders of 2,763 shares indicated that they abstained from voting on this matter and holders of 0 shares represented at the meeting for other purposes indicated no response on this item; (5) 14,907,315 votes were cast in favor of the election of David Thomas as a Director, 0 votes were cast against, holders of 2,763 shares indicated that they abstained from voting on this matter and holders of 0 shares represented at the meeting for other purposes indicated no response on this item and (6) 14,907,315 votes were cast in favor of the election of Jay Shecter as a Director, 0 votes were cast against, holders of 2,763 shares indicated that they abstained from voting on this matter and holders of 0 shares represented at the meeting for other purposes indicated no response on this item.

         12,203,192 votes were cast in favor of the ratification of the adoption of our 1999 Stock Option Plan, 28,017 votes were cast against this matter, holders of 5,270 shares indicated that they abstained from voting on this matter and holders of 2,673,599 shares represented at the meeting for other purposes indicated no response on this item.

         14,884,596 votes were cast in favor of the amendment to our 1999 Stock Option Plan to ensure compliance with Section 162(m) of the Internal Revenue Code of 1986, as amended, 19,782 votes were cast against this matter, holders of 4,700 shares indicated that they abstained from voting on this matter and holders of 1,000 shares represented at the meeting for other purposes indicated no response on this item.


ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      EXHIBITS

     The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission.

 Exhibit No.                       Description
 -----------                       -----------
2.1                 Share Exchange Agreement, dated as of October 5, 1999, among
                    F. Michael P. Warren, Bruce Warren, Jamie Ollivier, Blue Zone Productions Ltd., Blue Zone Entertainment Inc., Blue Zone International Inc. and Western Food Distributors, Inc. (incorporated by reference to Exhibit 2.1 of our Registration Statement on Form 10 (File No. 0-29907))

3.1 Registrant's Articles of Incorporation dated March 10, 1997 (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form 10 (File No. 0-29907)).

3.2 Certificate of Amendment to the Registrant's Articles of Incorporation, dated July 14, 1998, providing for a 5-for-1 stock split of all of the Registrant's outstanding common stock (incorporated by reference to Exhibit 3.2 of our

 Exhibit No.                       Description
 -----------                       -----------

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

4.3 Form of Initial Warrant, dated September 8, 2000 (filed as an exhibit to the Company's Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

4.5 Form of Adjustment Warrant, dated September 8, 2000 (filed as an exhibit to the Company's Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

4.5 Form of Option to Purchase Common Stock, dated September 8, 2000 (filed as an exhibit to the Company's Current Report on Form 8-K dated September 20, 2000, and incorporated herein by reference).

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

10.8 Employment Agreement, dated January 1, 2000, between Blue Zone Entertainment Inc. and Catherine Warren (incorporated by reference to

 Exhibit No.                       Description
 -----------                       -----------

                    Exhibit 10.8 of our Registration Statement on Form 10 (File No. 0-29907)).

10.9                1999 Stock Option Plan (incorporated by reference to Exhibit
                    10.9 of our Registration Statement on Form 10 (File No. 0-29907)).

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

27.1                Financial Data Schedule for fiscal quarter ended September
                    30, 2000


* Confidential treatment has been requested with respect to certain portions of the Exhibit. Omitted portions will be filed separately with the Securities and Exchange Commission.

         (b)  REPORTS ON FORM 8-K

         We filed a Current Report on Form 8-K on September 20, 2000 in connection with the completion of our private placement on September 8, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           BLUE ZONE, INC.

Date: October 30, 2000                     By:/s/ Bruce Warren
                                           -------------------------------
                                                  Bruce Warren
                                                  Chief Executive Officer
                                                  (Principal executive and
                                                  accounting officer)