Form 10-K
period 2000-12-31
BLUE ZONE INC
filed 2001-03-29
CIK 1107749

     As filed with the Securities and Exchange Commission on March 29, 2001.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                         COMMISSION FILE NUMBER: 0-29907

                                 BLUE ZONE, INC.
             (Exact name of Registrant as specified in its charter)

          Nevada                             7370                          86-0863053
  (State of Incorporation)        (Primary Standard Industrial          (I.R.S. Employer
                                   Classification Code Number)          Identification No.)


                          329 Railway Street, 5th Floor
                           Vancouver, British Columbia
                                 Canada V6A 1A4
                                 (604) 685-4310
          (Address and telephone number of principal executive offices and principal place of business)

                          Copies of Communications to:
                                Christopher Barry
                              Dorsey & Whitney LLP
                                U.S. Bank Centre
                          1420 Fifth Avenue, Suite 3400
                                Seattle, WA 98101
                                 (206) 903-8800

        SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                 Not applicable
        SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     Common Stock, $.001 par value per share
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K: [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the common stock on March 19, 2001 as reported by Nasdaq, was approximately $2,014,000. The market value excludes an aggregate of 13,800,100 shares of common stock held by officers and directors of the registrant and by each person known by the registrant to own 5% or more of the issued and outstanding common stock. Exclusion of shares held by any of these persons should not be construed to indicate that such person is an affiliate of the registrant.

The number of outstanding shares of the registrant's common stock on March 19, 2001 was 24,539,350.

TABLE OF CONTENTS

        PART I ...........................................................................       4
ITEM 1. BUSINESS .........................................................................       4
    General ..............................................................................       4
    History ..............................................................................       5
    Industry Overview ....................................................................       6
    Business .............................................................................       6
    About MediaBZ ........................................................................       8
    Key Customers ........................................................................      10
    Sales and Marketing ..................................................................      11
    Research and Development .............................................................      12
    Financial Information About Geographic Areas .........................................      12
    Employees ............................................................................      12
    Risks Related to Our Business ........................................................      12
ITEM 2.  PROPERTIES ......................................................................      23
ITEM 3.  LEGAL PROCEEDINGS ...............................................................      24
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............................      25
        PART II ..........................................................................      26
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ...........      26
    Dividend Policy ......................................................................      26
    Use of Proceeds From the Sale of Securities ..........................................      26
ITEM 6.  SELECTED FINANCIAL DATA .........................................................      28
Supplementary Financial Information ......................................................      30
Quarterly Results of Operations ..........................................................      30
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS ....................................................................      31
    Overview .............................................................................      31
    Sources of revenue and revenue recognition ...........................................      32
    Results of operations ................................................................      33
    Years Ended December 31, 2000 and 1999 ...............................................      33
    Years ended December 31, 1999 and 1998 ...............................................      37
    Liquidity and Capital Resources ......................................................      39
    Audit Committee ......................................................................      40
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .....................      41
        PART III .........................................................................      42
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .....................................      42
ITEM 9.  CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
           DISCLOSURE ....................................................................      43
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .............................      44
    Directors and Executive Officers .....................................................      44
    Composition of our Board of Directors ................................................      45
    Audit Committee ......................................................................      45
    Compensation Committee ...............................................................      46
    Finance Committee ....................................................................      46
    Compensation Committee Interlocks and Insider Participation ..........................      46
    Director Compensation ................................................................      46
ITEM 11.  EXECUTIVE COMPENSATION .........................................................      47
    Option Grants in the Last Fiscal Year ................................................      48
    1999 Stock Option Plan ...............................................................      48
    Employment Arrangements ..............................................................      49
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT .................      52
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .................................      54
        PART IV ..........................................................................      55
ITEMS 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K ...............      55
    (1) FINANCIAL STATEMENTS .............................................................      55
    (2) FINANCIAL STATEMENT SCHEDULES ....................................................      55
    (3) EXHIBITS .........................................................................      55
    (4) REPORTS ON FORM 8-K ..............................................................      55
EXHIBITS: ................................................................................      56
SIGNATURES ...............................................................................      58

                                 BLUE ZONE, INC.


                                     PART I

All statements contained herein, as well as statements made in press releases and oral statements that may be made by us or by officers, directors or employees acting on our behalf, that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. Readers are urged to consider statements that include the terms "believe," "belief," "expect," "plan," "anticipate," "intend" or the like to be uncertain and forward-looking. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear. In this connection, readers should consider the risks described herein and should not place undue reliance on any forward-looking statements.

ITEM 1. BUSINESS

GENERAL

We are currently engaged in four principal lines of business. The first involves the continuing development of our MediaBZ(TM) family of software products. MediaBZ software applications allow broadcasters to manage their television, radio and print content and permit them to transmit that content to consumers through a variety of outlets, such as a web-enabled computer, an analog television equipped with a cable set-top box, a digital television, or a hand-held electronic device such as personal digital assistant or cellular phone. Within the MediaBZ family of software products, we have developed the specialized application NewsBZ(TM), which is customized for news broadcasters.

We believe that our MediaBZ software applications enable our broadcasting and media clients to capitalize on the emerging technology of convergence broadcasting. "Convergence broadcasting" is the fusion of various media - television, Web, radio and print - into one, enhanced content offering. MediaBZ is the technology that makes convergence broadcasting possible. MediaBZ is a software application that is compatible with the equipment and technology standards currently used by broadcasters. Using MediaBZ, broadcasters are able to adapt their current technologies to deliver their video, audio and print media content, along with interactive advertising and e-commerce, through existing channels, as well as to the Internet, interactive televisions with set-top boxes and wireless devices (like cellular phones and personal digital assistants). In addition to NewsBZ, we intend to develop software applications for other specialized broadcasting subjects, such as sports, entertainment, finance and education. Ultimately, we expect to derive fees from developing, marketing, licensing and maintaining our family of MediaBZ software applications.

The second line of business is graphical interface development for the Web and Interactive Television (ITV). We create, develop, and maintain interactive interfaces for broadcasting and media companies to help them establish and expand their presences on the Internet.

Third, we provide strategic and technical advice to broadcasting and media companies to help them to identify and exploit Internet applications and outlets for their television, radio and print content.

Fourth, we provide support, maintenance and integration services to broadcasters and content creators using or intending to use MediaBZ products.

We currently have agreements with several of Canada's leading television and radio broadcasting companies. Our principal client and revenue source is CTV Television Inc. ("CTV"), a national broadcasting network in Canada. We have a Web site and interactive television development agreement with CTV to develop interactive Web sites for its 24-hour NewsNet Station and CTV National News broadcasting content properties. In addition, we are discussing extensions to our previous Web site design, development and publication agreements with WIC Premium Television, now owned by Corus Premium Television Ltd. ("CPT") and owner of the "Super Channel", "Movie Max" and "Viewer's Choice" cable channels, and with CKNW/CFMI, CPT (assigned from a division of WIC RADIO Ltd.) and owner of the CKNW and Rock 101 radio stations, both located in Vancouver, BC, Canada.

We currently conduct our business through our subsidiaries, Blue Zone Productions Ltd., Blue Zone Entertainment Inc. and Blue Zone International Inc. Blue Zone Productions Ltd., which was incorporated in British Columbia, Canada on March 9, 1987, is a wholly owned subsidiary of Blue Zone, Inc. Blue Zone Entertainment Inc., which was incorporated in British Columbia, Canada on April 24, 1994, and Blue Zone International Inc., which was incorporated in Barbados on July 5, 1996, are each wholly owned subsidiaries of Blue Zone Productions Ltd. References in this document to "Blue Zone," "the Company," "we," "us," and "our" refer to Blue Zone, Inc. and its subsidiaries.

Our executive offices are located at 329 Railway Street, 5th Floor, Vancouver, British Columbia Canada V6A 1A4. Our telephone number (604) 685-4310.

HISTORY

Blue Zone, Inc. was originally incorporated on March 11, 1997 in the State of Nevada under the name "Western Food Distributors, Inc." On July 21, 1998, Western Food Distributors, Inc. filed a disclosure statement pursuant to Rule 15c2-11 of the Securities Exchange Act of 1934 with the National Association of Securities Dealers, Inc. for the purpose of including its common stock, $.001 par value per share, for trading on the OTC Bulletin Board, a quotation service for securities that are not listed or traded on a national securities exchange.

On October 8, 1999, Blue Zone Productions Ltd. and Western Food Distributors, Inc. entered into a Share Exchange Agreement. Pursuant to the Share Exchange Agreement, all of the shares of Blue Zone Productions Ltd. were exchanged for 12 million shares of Western Food Distributors, Inc., Blue Zone Productions Ltd. became a wholly-owned subsidiary of Western Food Distributors, Inc., and Western Food Distributors, Inc. changed its name to "Blue Zone, Inc." The former management and Directors/Officers of Western Food Distributors, Inc. then resigned, and the current officers and directors assumed the management of Blue Zone, Inc. Blue Zone, Inc. thereafter traded publicly on the OTC Bulletin Board under the symbol "BLZN."

In connection with the share exchange described above, Blue Zone Productions Ltd. entered into a Loan Agreement and a General Security Agreement, each dated as of August 30, 1999, with Terra Growth Investments Fund. Under the Loan Agreement, Terra Growth loaned Blue Zone Productions Ltd. $2,000,000 to be repaid within 30 days after the closing of the transaction detailed above. Contemporaneously with the share exchange, we received proceeds of $5,254,000 from a private placement of our common stock and warrants exercisable for shares of our common stock. We used a portion of the funds received from the private placement to repay the outstanding loan to Terra Growth Investments Fund.

Blue Zone, Inc. is currently publicly traded on the Nasdaq SmallCap Market under the symbol "BLZN." Unless otherwise indicated, all references to share numbers contained in this report give effect to a five-for-one stock split of all of our issued and outstanding common stock effected July 14, 1998, and a 1.125-for-1 stock split of all of our issued and outstanding common stock effected September 27, 1999.

INDUSTRY OVERVIEW

The Internet provides broadcasting and media companies with a new outlet to deliver content to consumers. Recognizing this market, many broadcasters are creating interactive Web sites to establish or enhance their presences on the Internet. In addition, many broadcasters are focused on determining how they can use the Internet to generate new business opportunities or improve their existing business strategies. Rather than developing Internet-related technology or expertise in-house, broadcasting companies frequently rely on outside firms such as ours that can provide specialized products and services. As a result, various providers of products and services have entered the market for broadcast-industry-targeted Internet products and services, such as computer software and hardware manufacturers, Internet service firms, technology consulting firms and strategic consulting firms.

We believe that the broadcasting industry is a specialized market and that many of our competitors lack the experience and technical expertise necessary to address the particular needs of broadcasting companies. In addition, we believe that our existing relationships with several leading Canadian television and radio broadcasting companies give us a marketing advantage over actual or potential competitors that lack similar established industry relationships. We intend to use these relationships to strengthen our competitive position and reputation in Canada. We also intend to establish similar business relationships in the United States and elsewhere.

We operate in the developing industry of convergence broadcasting. Many companies in this industry, including telecommunications firms, cable companies, and hardware and software manufacturers, are working to assemble their own high-speed digital networks capable of carrying voice, data and video directly to consumers. Other companies, including broadcasting and media companies, are working to establish and expand their digital content capacity. We believe that, as has been the case with their efforts to exploit the Internet, broadcasting companies will turn to outside firms with specialized expertise to help them understand and exploit the market for convergence broadcasting. We also believe that our industry experience, our proprietary software, our service and content offerings, and our relationships with leading Canadian broadcasting and media companies will enable us to compete successfully in this market. We intend to use our strong market position and reputation in Canada to compete in the developing markets for convergence broadcasting in the United States and elsewhere.

BUSINESS

PRODUCTS AND SERVICES

We utilize a multi-stage approach that involves consulting, requirements documents, trials, product testing and legacy system integration to create, develop and maintain broadcasters' interactive offerings. We also provide authoring software to assist and enable in the design and creation of interactive broadcasts for our clients.

The following description illustrates the range of products and services that we offer to broadcasters and those that we are currently developing, as well as a typical timetable for implementation of an interactive broadcasting solution for our clients.

INITIAL CONSULTING SERVICES AND STRATEGY

Our initial involvement with a broadcasting or media company normally consists of consulting with the client to define its Internet strategy with respect to one or more of the following: Web/ITV design, content offerings, interactive convergence broadcasting, targeted advertising or electronic commerce. Typically, we are retained by broadcasters seeking to expand and enhance the products and services that they offer over the Internet. Generally, we support the senior management of our clients, who frequently have little technical training or expertise. Therefore, our principal focus at this stage is to provide creative vision and technical advice in terms that can be understood and implemented by a non-technical person. In addition, because Internet revenue models may be unfamiliar to our clients, we also identify and articulate revenue strategies for these management executives.

This initial phase of our engagement typically lasts for approximately eight weeks. In that time, we work with the client to understand its business needs and long-term goals. We attend meetings with senior management, evaluate the market segment in which the client competes, and assess the client's operating and technical environment. Once the client's objectives are defined, we prepare a written plan that identifies the client's strategy, establishes the project's scope and budget, sets out a detailed working schedule, and defines clear criteria for implementation.

An important goal at this stage is to position us to generate more revenue by having the client select us to develop, deploy, and maintain the client's interactive broadcasts including their Web site, interactive television, personal digital television, personal digital assistant and wireless offerings. Accordingly, we generally provide strategic and technical consulting services only to those clients that we expect are reasonably likely to select us to function in a fulfillment capacity. By providing strategic and technical advisory services at an early stage, we believe that we enhance our industry visibility and cement our relationship with senior management.

To date, we have provided consulting services to CTV, Inc. as part of our arrangement to develop interactive broadcasting for its 24-hour NewsNet Station and CTV National News content properties. We have also provided consulting services to WIC Premium Television and CKNW/CFMI to develop interactive Web sites both for their specialty pay-per-view television and for their radio stations. We seek to enter into similar arrangements with other television, radio and print media companies as we expand our business into the United States and elsewhere.

INTERACTIVE BROADCASTING DESIGN AND DEVELOPMENT

With the written plan as a guide, we move from design and strategy to fulfillment and production. We begin by working with the client to define further the functional, technical, and creative requirements needed to implement clients' interactive broadcasting strategies.

Our software development team combines third-party software with our own proprietary software to build the basic platform that will become the basis of the client's interactive offerings. Because our clients are broadcasting and media companies, they generally want their Web sites and ITV interfaces to retain the "look and feel" of their on-air broadcasting presence. Accordingly, we customize our software to create a user interface that incorporates the features, functionality and branding desired by each client. We also typically develop one or more prototypes of the interactive offering to test design concepts and functionality.

During this stage, we define the hardware, software, interactive elements, networking and telecommunications equipment needed to operate the interactive offering, and we work with the client to integrate the equipment into its existing information technology infrastructure. We collaborate with the client to identify staffing requirements and technical expertise necessary to maintain the interactive offering after launch, and we may begin training the client's personnel to operate and maintain it.

Each aspect of the design and development phase of a project is documented in writing, and we collaborate with the client to refine the strategy and assess whether the interactive broadcasts meet the client's goals. Our development team can generally accomplish the design and development phase of a project in approximately six months.

DEVELOPMENT OF CONVERGENCE BROADCASTING SOFTWARE -- MEDIABZ

We have developed a proprietary software platform, called MediaBZ, which we offer in the emerging market of convergence broadcasting. "Convergence broadcasting" is the fusion of various media - television, Web, radio and print
- into one, enhanced content offering. MediaBZ is the technology that makes convergence broadcasting possible. MediaBZ is a software application that is compatible with the equipment and technology standards currently used by broadcasters. Using MediaBZ, broadcasters are able to adapt their current technologies to deliver their video, audio and print media content - along with interactive advertising and e-commerce - through existing channels, as well as to the Internet, interactive televisions with set-top boxes and wireless devices (like cellular phones and personal digital assistants).

We intend to continue to enhance MediaBZ because we believe that, rather than spending resources to develop technology for convergence broadcasting in-house, broadcasters will prefer to engage outside firms that can offer proprietary technology and specialized expertise in this area. Blue Zone intends to capitalize on our strength in building and managing interactive properties and our solid base of broadcasting and media clients to exploit this emerging market.

ABOUT MEDIABZ

MediaBZ is a software application intended to be used by both producers and consumers of interactive media content. We make the software accessible through a web browser from anywhere with access to the Internet. MediaBZ incorporates the following features and functionality:

PRODUCERS OF NEWS CONTENT. We have marketed a version of MediaBZ to the news broadcasting market called NewsBZ. NewsBZ allows a news reporter to prepare an interactive news story, including text, graphics, audio and video clips, without the need for a Web development team or technical expertise. While researching the news story, for example, a reporter is able to access the broadcaster's password-protected Web site and, using NewsBZ, search the broadcaster's database of past video, audio and print content for relevant information. Once the story is complete, NewsBZ enables the reporter to incorporate audio and video clips, graphics, interactive advertising and links to articles on the same or related content, into the story. If a television broadcaster has relationships with several newspapers, for example, NewsBZ can be used to establish links from the broadcaster's Web site to related content on the Web sites of its print media partners. In addition, NewsBZ is compatible with the hardware and software currently used by most broadcasters to produce their television news programs. By using NewsBZ, a news reporter is able to send a completed story to an editor for review or publish the story directly to the broadcaster's Web site or on-air. Finally, because the broadcaster's Web site and the NewsBZ software are accessible via the Internet, the reporter is able to write the story as easily from a hotel room in a foreign country as from the office or from home.

CONSUMERS OF NEWS CONTENT. NewsBZ allows consumers to experience interactive news content using either a Web browser on their computer, a digital television or an analog television equipped with a cable set-top box, personal digital assistant and wireless devices. For example, a Web site user can watch and listen to "headlines" composed of streaming video and audio clips, similar to a 30-second segment on a conventional television news program. Unlike conventional television news programs, however, a consumer using NewsBZ can access additional content by clicking on the streaming video "headline" with a computer mouse or a television remote control. The additional content available to the consumer may include interactive graphics, video and audio clips, or text stories on the same or related content. As a result, NewsBZ combines the immediacy of video content with the information-rich nature of print publications and the interactivity of the Internet. In addition, NewsBZ allows consumers to view simulcasts of a news broadcaster's television programming through the Internet.

LICENSING

CTVNEWS.com, the first Web site and interactive news service powered by our MediaBZ application, was launched in September 2000. We will seek to license MediaBZ to other present and future news broadcasting clients outside of Canada. Accordingly, we developed MediaBZ as a general software application that can be customized to suit an individual broadcaster's specific needs. For example, while the basic software functionality will not vary, we will customize the user interface used by consumers to incorporate the branding, colors, features and functionality required by a particular client.

ON-GOING CONSULTING SERVICES

As part of our engagement, we may be retained by a client to provide consulting services on an on-going basis. CTV retained us to advise them on macro Internet strategies and technological opportunities. We will attempt to enter into similar relationships with other broadcasting and media company clients in the future.

We believe that we benefit from providing on-going consulting services because we continue to receive access to information, technology and business opportunities and we maintain strong ties with senior management. We intend to attempt to use our relationships with our current clients to expand the scope and length of our current projects and to enter into additional projects. We also anticipate that, as our clients consider how to exploit emerging technologies such as convergence broadcasting, they will generally continue to utilize our technology and expertise.

ADDITIONAL OPPORTUNITIES FOR OUR CONVERGENCE BROADCASTING SOFTWARE

We believe that NewsBZ will be the first example of a family of related software applications that will present us with additional revenue opportunities. We intend to license the NewsBZ software to our broadcasting and media clients and derive fees from licensing, maintenance and the development and sale of updates to the software. We also believe that our Web-based interactive broadcasting platform is not limited to news broadcasting, and we plan to create related software applications, such as SportsBZ(TM), EntertainmentBZ(TM) and BusinessBZ(TM), for the sports, entertainment and finance broadcasting industries, respectively. With these applications, consumers will be able to access information, such as statistical information about a particular sports figure or franchise, in-depth coverage of a celebrity news story, or stock charts and detailed financial information relating to a particular company.

We also intend to expand and enhance our product and service offerings to exploit new revenue opportunities, such as targeted advertising and electronic commerce, that we believe will be made possible by convergence broadcasting. By having users of MediaBZ register to use the software, for instance, we develop user profiles, which can be used to target advertisements to consumers based on their geographic location, buying patterns or personal choices. Similarly, we offer broadcasters the possibility of engaging in electronic commerce by coupling targeted advertisements with interactive content available via MediaBZ. A television viewer or computer user could, for example, use a television remote control or a computer mouse to purchase merchandise, request product samples, coupons or catalogues. We also intend to continue providing strategic and technical consulting to help our clients to identify and exploit new opportunities in this area.

KEY CUSTOMERS

In December 1999, Blue Zone Productions Ltd. signed an agreement with CTV to be the exclusive provider of Web site development, Web hosting, and strategic consulting services to the CTV NewsNet and the CTV National News interactive properties. We have developed a customized version of our NewsBZ software platform for CTV, for which we received development, licensing, and maintenance fees from CTV. We also provide Web site hosting services to CTV Web sites, which include the operation and maintenance of the CTV Web site and 24-hour telephone support in Toronto, Canada. In exchange for providing the Web site hosting services, we received our labor, materials, and out-of-pocket costs plus a 20% premium.

As part of our agreement with CTV, we have provided each other with reciprocal exclusivity rights. Until December 2001, we cannot provide Web site production or interactive television development services relating to news broadcasting to any other Canadian television company, and CTV cannot use any other provider for Web site production or interactive television development services relating to news.

Our agreement with CTV is terminable by the client at any time upon 60 days' prior written notice. If CTV terminates the agreement, it is required to pay us for all of the time, materials and expenses that we have incurred through the effective date of termination. Any cancellation, deferral or significant reduction in work performed for CTV could have a material adverse effect on our business, financial condition, and results of operations.

In July 1999, Blue Zone Entertainment Inc. signed a 3-year contract with CKNW/CFMI, a division of WIC RADIO Ltd., under which we agreed to design, operate and maintain the Web sites for the radio stations CKNW and Rock 101 in Vancouver, Canada and provide exclusive Web site hosting and streaming media services. We have received a fee for developing the Web sites, and we continue to receive promotional advertising on the client's Web sites and radio station. We will also share with the client any advertising revenue generated from the Web site. Our agreement with CKNW/CFMI may be terminated either by CKNW/CFMI or by us upon six months' notice. Our agreement with CKNW/CFMI contains certain exclusivity provisions. CKNW/CFMI agreed not to use any party other than us to maintain, design or host the CFNW and Rock 101 Web sites. CKNW/CFMI also agreed that it would not use anyone other than us to host or stream CKNW/CFMI content online. We agreed not to engage directly or indirectly in Web site design services for other radio stations based in British Columbia over the course of the contract.

In June 1998, Blue Zone Entertainment Inc. signed a 2-year agreement with WIC Premium Television ("WPT"), a Limited Subsidiary of Western International Communications Ltd., to design, operate and maintain the WIC Premium Television Web site. WPT is one of the leading cable television providers in western Canada, operating the "Super Channel", "Movie Max" and "Viewer's Choice" channels. Our agreement with WIC Premium Television terminated on June 16, 2000, but we are continuing the relationship with Corus Premium Television Ltd., now owner of WIC, while we attempt to negotiate an extension or renewal of the contract. We do not know if these negotiations will result in an extension or renewal of the contract.

We have been and expect to continue to be substantially dependent on several key contracts with customers as a source of revenue. For the fiscal year ended December 31, 1999, approximately 80% of our revenue was derived from contracts with two customers. During 1999, our contract with CTV accounted for approximately 10% of our revenue, but it has accounted for 89% of our revenue during the fiscal year ending December 31, 2000. We believe that we will continue to derive a significant portion of our revenue from a limited number of larger clients. Any cancellation, deferral or significant reduction in work performed for these principal clients or a significant number of smaller clients could have a material adverse effect on our business, financial condition and results of operations.

SALES AND MARKETING

Our sales and marketing efforts are dedicated to strengthening our brand name and enhancing our reputation as a creative provider of the MediaBZ software platform, as well as providing interactive Web site development and strategic consulting services to broadcasting and media clients. We believe that our relationships with leading Canadian broadcasting and media companies provide us with an advantage over competitors whose brands and reputations may not be as established or whose businesses may not be as focused on the broadcasting and media industry. As part of our agreements with our broadcasting clients, we receive promotion and advertising in the form of co-branding, news releases, trade show appearances, and attendance at key management and executive meetings of our clients. We believe that one of the best means of promotion is to co-brand Blue Zone with the high-quality content of our broadcasting and media clients. Our marketing initiatives will continue to focus on television, radio, print and Internet advertising.

To date, our executive officers have taken primary responsibility for our marketing and sales efforts. Because our business opportunities are expanding, we are developing a sales and marketing force to generate new business leads and to pursue contracts with prospective clients.

During 2000 our officers attended conferences, made public presentations and addressed the broadcasting industry in both public and private venues. We believe that these types of presentations and meetings have provided opportunities for us to market and promote our product to new clients. We will continue to actively pursue new clients in Canada and the United States using this strategy, as well as word of mouth references from our existing clients and traditional advertising, as noted above.

RESEARCH AND DEVELOPMENT

We incurred research and development expenditures of $837,000 for the fiscal year ended December 31, 2000 (1999 - $65,000). We expect to incur similar research and development expenditures for the fiscal year ending December 31, 2001, subject to available capital. Our research and development expenses will include further development of MediaBZ for a variety of broadcasting areas.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

We operate in one business segment: we develop, maintain and license software relating to Websites and we provide consulting services to broadcasting companies to assist them to identify and exploit interactive and convergence Internet applications and outlets for their television, radio and print content. To date, the majority of our revenue has been derived exclusively from customers in Canada.

EMPLOYEES

As of March 2001, we employed 46 people on a full-time basis, excluding temporary personnel, consultants, and independent contractors. None of our employees is represented by a labor union, and we believe that our relationship with our employees is good.

We believe that our future success will depend to a significant extent upon our ability to attract, train and retain highly skilled technical, creative, management, sales, and marketing personnel. Competition for such personnel in the industry is subsiding compared to the previous year, but we cannot be certain that we will be successful in attracting, motivating or retaining such personnel. Our inability to attract, motivate or retain our employees could have a material adverse effect on our business, financial condition and results of operations.

We are substantially dependent upon the continued services and performance of our corporate officers, including our Chief Executive officer, Bruce Warren, and our President, Jamie Ollivier, each of whom co-founded our business. Our agreement with CTV terminates automatically if our Chief Executive Officer and President are no longer our principals or employees. The loss of the services of any of our Executive Officers or other key employees could have a material adverse effect on our business, financial condition and results of operations.

See "Item 11. Executive Compensation" for the terms of our Employment Agreements with Mr. Warren and Mr. Ollivier.

RISKS RELATED TO OUR BUSINESS

WE HAVE A LIMITED OPERATING HISTORY AND OPERATE IN A NEW AND RAPIDLY EVOLVING MARKET, AND ARE SUBJECT TO THE RISKS ENCOUNTERED BY EARLY STAGE COMPANIES IN DEVELOPING INDUSTRIES.

We have only a limited operating history and face risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets, such as convergence broadcasting, that are using new and unproven business models. These risks include, but are not limited to, the possibility that:

        - our revenue forecasts may be incorrect because of our limited experience selling our products and services;

        - a market for our products and services may not develop because of a lack of interest in convergence broadcasting by consumers and the broadcasting industry;

        - our products may become obsolete, even if the convergence broadcasting market develops, because we may not be able to develop new products or update our existing products to respond to technological developments and changing industry standards;

        - our MediaBZ suite of software applications may not gain broad market acceptance;

        - we may not be able to attract, integrate and retain qualified personnel;

        - we may not be able to develop relationships with strategic partners in the broadcasting industry; and

        -       we may be unable to maintain and enhance the Blue Zone brand.

These risks are described in more detail below. Our future growth will depend substantially on our ability to address these and the other risks described in this section. If we do not successfully address these risks, our business would be significantly harmed.

WE HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES, AND THERE CAN BE NO ASSURANCES THAT WE WILL ACHIEVE PROFITABILITY.

We have incurred significant net losses and negative cash flow from operations since our inception. We incurred net losses of $28,000 in fiscal 1998, $1,422,000 in fiscal 1999 and $3,844,000 in fiscal 2000. As of December 31,
2000, we had an accumulated deficit of $5,739,000, and during the year ended December 31, 2000 we used cash of $3,600,000 in operating activities. We expect to continue to incur greater sales and marketing, research and development, and general and administrative expenses in the future as we attempt to grow the business. As a result, we expect to incur losses for the foreseeable future and will need to generate significantly higher revenues in order to achieve profitability. If we achieve profitability, we may not be able to sustain it.

Our financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations. The application of the going concern principal is dependent upon Blue Zone achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing. If the Company is unable to achieve profitable operations or obtain additional financing, we maybe required to reduce or to limit operations. The auditors' report on the December 31, 2000 consolidated financial statements contains an explanatory paragraph that states that the Company has suffered losses and negative cash flows from operations that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WE WILL NEED ADDITIONAL CAPITAL TO OPERATE AND SUCCESSFULLY GROW OUR BUSINESS.

We have not yet secured a long-term source of revenue. In the absence of positive cash flow from operations, we will require additional capital to fund the continued operation and growth of our business. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. If we cannot raise funds in a timely manner on acceptable terms, we may not be able to promote our brand, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures or unexpected requirements, and we may be required to reduce or limit operations. If we successfully raise additional funds through the issuance of debt, we will be required to service that debt and are likely to become subject to restrictive covenants and other restrictions contained in the instruments governing that debt, which may limit our operational flexibility. If we raise additional funds through the issuance of equity securities, then those securities may have rights, preferences or privileges senior to the rights of holders of our common stock, and holders of our common stock will experience dilution.

WE ARE SUBSTANTIALLY DEPENDENT ON OUR AGREEMENTS WITH A FEW BROADCASTING AND MEDIA COMPANIES INCLUDING A SINGLE PRINCIPAL CLIENT.

We have three agreements with broadcasting and media companies. The termination of one or more of these agreements, or our failure to secure a significant number of new agreements and to increase programming commitments substantially, would materially adversely affect our business, operating results and financial condition. In particular, we expect to be substantially dependent on our contract with CTV as a source of revenue. During 1999, our contract with CTV accounted for approximately 10% of our revenue. This contract accounted for approximately 89% of our revenue during the fiscal year ending December 31, 2000. In addition, our agreement with CTV is terminable by the client at any time upon 60 days' prior written notice and terminates automatically if the Company's current Chief Executive Officer and President cease to be principals and employees of the Company. We believe that we will continue to derive a significant portion of our revenues from a limited number of larger clients. Any cancellation, deferral or significant reduction in work performed for these principal clients or a significant number of smaller clients could have a material adverse effect on our business, financial condition and results of operations.

FACTORS OUTSIDE OUR CONTROL MAY CAUSE OUR FINANCIAL RESULTS TO FLUCTUATE WIDELY AND UNPREDICTABLY.

Our future quarterly operating results may fluctuate significantly due to a number of factors, many of which are outside our control. These factors include, but are not limited to:

        - whether convergence broadcasting technologies become widely accepted by broadcasters, media companies and consumers;

        - demand for our products and services, including the extent to which we can license our MediaBZ suite of proprietary software applications;

        - the announcement or introduction of new or enhanced products or services by our competitors;

        - the amount and timing of operating costs and capital expenditures relating to expansion of our operations;

        - the ability to manage rapid growth and deployment, including hiring, training and retaining an adequate number of qualified personnel and the timing of various expenses and capital expenditures;

        - the effects of existing or new government regulations or legal conditions; and

        -       general economic conditions.

Due to our brief operating history, we have not generated sufficient data to permit meaningful period-to-period comparisons of our operating results. Our quarterly operating results have varied significantly in the past and will likely vary significantly in the future. As a result, we believe that period-to-period comparisons of our operating results to date are not meaningful and should not be relied upon as indicators of our future performance.

Our past revenues have been due largely to Web site development activities and specific technical and consulting services provided on a per-project basis. In the future, we anticipate that our revenues will depend substantially on our ability to develop and license our proprietary MediaBZ software applications. However, our experience with convergence broadcasting is limited. Accordingly, our forecasts related to future revenues, particularly those derived from licensing our MediaBZ suite of software products, are subject to an unusual degree of uncertainty.

WE MUST CONTINUE TO DEVELOP AND MAINTAIN THE BLUE ZONE BRAND, WHICH IS COSTLY AND WHICH MAY NOT GENERATE CORRESPONDING REVENUES.

We believe that broad recognition and a favorable perception among broadcasters and media companies of the Blue Zone brand are important to our future success. Due to the early stage and competitive nature of the market for convergence broadcasting products and services, we may lose the opportunity to build a critical mass of broadcasting and media clients if we do not establish our brand quickly. Promoting and positioning our brand will depend largely on the success of our marketing efforts and our ability to provide consistent, high-quality experiences to both producers and consumers of convergence broadcasting content. To promote our brand, subject to available funds, we intend to continue to pursue an aggressive brand enhancement strategy, which will consist of advertising on television, radio, print and the Internet. These initiatives may involve significant expense if we cannot negotiate co-branding agreements with our clients but may not result in a corresponding increase in our revenue.

IF OUR MEDIABZ SUITE OF SOFTWARE PRODUCTS IS NOT ATTRACTIVE TO BROADCAST COMPANIES AND NOT LICENSED BY THEM, OUR BUSINESS WILL SUFFER.

An essential part of our strategy is the adoption and continued use of our MediaBZ software platform by broadcasting and media companies, television viewers and computer users. It is impossible to predict the degree to which broadcasters and consumers will use our products and the extent to which our revenue models will be accurate. The failure of our new products and software applications to become commercially viable and to achieve market acceptance could significantly reduce the revenues that we expect to generate.

Consequently, the effective and reliable performance of our MediaBZ suite of products is vital to our ability to attract and retain strategic partners, sell advertising and develop online commerce opportunities. Although the NewsBZ and RadioBZ products are licensed, the complete MediaBZ software suite is currently being developed, and has not been launched. The inability to successfully build on our launch of the MediaBZ software, integrate the MediaBZ family of software products with the existing software and hardware infrastructure of our broadcasting and media partners, or the subsequent occurrence of significant system interruptions or errors, could materially adversely affect our business, operating results and financial condition. In addition, we may be required to change or upgrade our MediaBZ software in order to respond to changes in the software or hardware used by broadcasters, media companies or cable television companies. There can be no assurance that we will be able to implement effectively changes or upgrades to the MediaBZ software in a timely manner.

OUR RECENT GROWTH HAS STRAINED OUR RESOURCES, AND IF WE ARE UNABLE TO MANAGE OUR GROWTH, OUR OPERATING RESULTS WILL BE IMPAIRED.

Our operating results will be impaired if we fail to manage our growth. Our rapid growth has sometimes strained, and may in the future continue to strain, our managerial, administrative, operational, and financial resources and controls. We have grown from a total of two employees at December 31, 1997 to 44 employees at March 19, 2001. We plan to continue to expand our operations and increase the number of our full-time employees, subject to available funds. Our ability to manage growth will depend in part on our ability to continue to enhance our operating, financial, and management information systems. Our personnel, systems and controls may not be adequate to support our growth. In addition, our revenues may not grow at a sufficient rate to absorb the costs associated with a larger employee base.

OUR SUCCESS WILL BE IMPAIRED IF WE ARE UNABLE TO PROCURE, PROTECT AND ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS.

Our ability to compete is dependent in part upon our internally developed, proprietary intellectual property. We regard the protection of our intellectual property rights as critical to our future success. We rely on trademark, trade secret and copyright law, as well as confidentiality procedures and licensing arrangements to establish and protect our rights in our technology. We have filed an application to register our MediaBZ trademark in the United States. However, our trademark application may not result in the issuance of a valid trademark. In addition, effective trademark, service mark, copyright and trade secret protection may not be available in every country in which we market our products and services. If we are unable to procure, protect and enforce our intellectual property rights, then we may not realize the full value of these assets and our business may suffer. In addition, we have a patent pending for both the system and method of creating enhanced story packages ("ESP") (the MediaBZ software along with ESP files it creates, and its cross-publishing capabilities) in the Canadian Patent Office, filed September 18, 2000. There is no assurance that a patent will be issued from this application.

Others may develop technologies that are similar or superior to our technology. We typically enter into confidentiality or license agreements with our employees, consultants, customers, strategic partners and vendors, and typically control access to and distribution of our software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, or to develop similar technology independently through reverse engineering or other means. Policing unauthorized use of our products is difficult. There can be no assurance that the steps that we take will prevent misappropriation of our technology. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and financial condition.

In the future, we may receive notices of claims of infringement of other parties' proprietary rights. Although we do not believe that our products infringe the proprietary rights of third parties, infringement or invalidity claims (or claims for indemnification resulting from infringement claims) may be asserted or prosecuted against us and any of these types of assertions or prosecutions may materially adversely affect our business, operating results or financial condition. Irrespective of the validity or the successful assertion of any claims, we could incur significant costs and diversion of resources with respect to the defense of any claims brought, which could have a material adverse effect on our business, operating results and financial condition. In addition, the assertion of infringement claims could result in injunctions preventing us from distributing certain products, which could have a material adverse effect on our business, operating results and financial condition. If any claims or actions are asserted against us, we may seek to obtain a license under a third party's intellectual property rights. However, there can be no assurances that under these circumstances a license would be available on reasonable terms, if at all.

OUR SUCCESS WILL BE IMPAIRED IF WE CANNOT PROTECT OUR DOMAIN NAME.

Although we have registered the Bluezone.com and BlueZone.net domain names and other domain names that contain our other trademarks, there are many other domain names that contain the name "BlueZone," as well as our other trademarks. There can be no assurances that our competitors will not attempt to purchase any of the existing domain names that include "BlueZone" or our other trademarks or to register such other domain names, using either the existing generic
"Top-Level Domains" or "TLDs" (e.g., .com, .net, .org, etc.) or the TLDs of other countries (e.g., .uk or .fr). In addition, the Internet Corporation for Assigned Names and Numbers ("ICANN"), the not-for-profit organization recognized by the United States government to coordinate the Internet's domain name system, is in the process of reviewing possible new generic "TLDs" (for instance,
 .store, .kids) and expects to authorize the issuance of such TLDs shortly. There can be no assurances that we will be able to secure registration of domain names that include the name "BlueZone" (or any of our other trademarks) for such new TLDs (e.g., BlueZone.store). If we are unable to prevent our competitors from securing any such domain names, they could capitalize on our brand recognition.

WE DEPEND ON LICENSES WITH THIRD PARTIES FOR THE SUCCESSFUL OPERATION OF OUR BUSINESS.

We rely on technologies that we license from third parties, such as the suppliers of key database technology, our operating system and specific hardware components. There can be no assurances that these third party technology licenses will continue to be available to us on commercially reasonable terms or at all. The loss of these licenses could require us to obtain substitute technology of lower quality or performance standards or at greater cost or may leave us with no acceptable substitute for technology that is not longer available to us.

WE DEPEND ON OUR KEY EXECUTIVE OFFICERS.

Our performance is substantially dependent on the continued services and on the performance of our senior management, particularly Bruce Warren, our Chief Executive Officer, and Jamie Ollivier, our President, and other key personnel. Under the terms of our contract with CTV, which accounted for 89% of revenues in 2000, the contract terminates automatically if Messrs. Warren and Ollivier cease to be principals and employees of Blue Zone. The loss of services of any of our executive officers, and of Messrs. Warren and Ollivier in particular, could have a material adverse effect on our business, financial condition and results of operations.

WE MUST HIRE ADDITIONAL PERSONNEL TO EXPAND OUR OPERATIONS.

Our future success will also depend to a significant extent upon our ability to attract, train, retain and motivate highly skilled technical, creative, management, sales and marketing personnel. Competition for such personnel in the information technology industry is subsiding compared to the previous year, but we cannot be certain that we will be successful in attracting, motivating or retaining the personnel to meet our needs. If we are unable to attract and integrate new employees and motivate and retain the employees in our service, our business, financial condition and results of operations could be materially adversely affected.

OUR GROWTH AND OPERATING RESULTS COULD BE IMPAIRED BY THE RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

A key component of our strategy is expansion into international markets. We intend to market our product and service offerings to various foreign markets in the future, subject to available funds. However, there can be no assurances that our products and services or our business model will be successful in these foreign markets. There are certain risks inherent in doing business internationally, including:

-       changes in regulatory requirements and tariffs;

-       language barriers;

-       difficulties in staffing and managing foreign operations;

- longer payment cycles and greater difficulty in collecting accounts receivable;

-       reduced protection of intellectual property rights;

-       potentially harmful tax consequences;

-       fluctuating exchange rates;

-       price controls or other restrictions on foreign currency;

-       difficulties in obtaining import and export licenses;

-       the burden of complying with a variety of foreign laws; and

-       political or economic constraints on international trade or instability.

There can be no assurances that one or more of these factors will not have a material adverse effect on our future international operations and, consequently, on our business, operating results and financial condition.

RISKS RELATED TO OUR INDUSTRY

CONVERGENCE BROADCASTING IS AN UNPROVEN BUSINESS CONCEPT.

The concept of convergence broadcasting is new and emerging, and, as a result, demand for and market acceptance of this concept is subject to an unusual degree of uncertainty. Our success depends upon, among other things, broad acceptance of the concept of convergence broadcasting by industry participants, including broadcasters, media companies, cable television operators, advertisers, television viewers, and manufacturers of televisions and set-top terminals.

There have been a number of well-financed, high profile attempts to develop and deploy interactive television systems, a form of convergence broadcasting. None of these attempts has been wholly successful, and many key industry participants have been deterred from participating in interactive television for a variety of reasons, including: inconsistent quality of service; the need for new and expensive hardware in homes, transmission networks and broadcast centers; complicated and expensive processes for creating interactive content; the need to alter television viewing habits substantially; uncertain protection of the confidentiality of stored data and information; and conflicting interests of various participants. Accordingly, these participants may perceive convergence broadcasting negatively and be reluctant to invest in convergence broadcasting initiatives.

OUR FINANCIAL VIABILITY IS DEPENDENT UPON BROAD ACCEPTANCE OF THE CONCEPT OF CONVERGENCE BROADCASTING IN GENERAL AND OUR PRODUCTS AND SERVICES IN PARTICULAR BY A SIGNIFICANT NUMBER OF INDUSTRY PARTICIPANTS.

The convergence-broadcasting field is still emerging, with multiple, often conflicting technologies, and the potential for frequent new product and service introductions. The failure of significant industry participants to adopt convergence broadcasting in general, and our product and service offerings in particular, would materially adversely affect our business, operating results and financial condition and potentially prevent us from becoming a financially viable operation. Moreover, because of the complex interrelationships among industry participants, failure to adopt our product and service offerings by a significant industry participant or group of participants could deter or preclude adoption by other industry participants.

IF CONVERGENCE-BROADCASTING IS NOT BROADLY ACCEPTED BY CONSUMERS, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

The adoption by industry participants of our products and services is heavily dependent upon convincing broadcasting and media companies that our products and services are an effective way to market their broadcasting and media content to television viewers and computer users. There can be no assurances, however, that viewers will react favorably to convergence broadcasting generally or to our products and services in particular. For example, viewers may determine that interactive content is too complex or does not add value to, or interferes with, their viewing experience. Moreover, viewers' reactions may be affected by security or privacy issues concerning the transmission of personal information through a new electronic medium. To the extent that television viewers or computer users do not accept convergence broadcasting, broadcasting and media companies will likely terminate their licenses for our products and services or fail to adopt our products and services, and our business, operating results and financial condition would be materially adversely affected.

A FAILURE TO EXPAND AND IMPROVE THE INFRASTRUCTURE OF THE INTERNET COULD CONSTRAIN THE APPEAL OF OUR PRODUCTS AND SERVICES AND THUS LIMIT OUR REVENUES.

The recent growth in Internet traffic has caused frequent periods of decreased performance, and if Internet usage continues to grow rapidly, the Internet infrastructure may not be able to support this growth and reliability may decline. If outages or delays on the Internet occur frequently or increase in frequency, overall Internet usage and the appeal of convergence broadcasting could grow more slowly or decline. The ability of consumers to enjoy some of the advantages of convergence broadcasting is to a large degree limited by and depends upon the speed and reliability of both the Internet and our customers' internal networks. Consequently, the emergence and growth of the market for our products and services depends upon improvements being made to the entire Internet as well as to our individual customers' networking infrastructures to alleviate overloading and congestion. If these improvements are not made, the incentive to our customers to use our products and services will decline, and our business, operating results and financial condition may suffer.

IF WE DO NOT RESPOND TO RAPID TECHNOLOGICAL CHANGES, OUR PRODUCTS AND SERVICES COULD BECOME OBSOLETE AND OUR BUSINESS WOULD BE SERIOUSLY HARMED.

The convergence broadcasting and interactive television fields are still emerging and may be adopted by the broadcasting industry using standards that are not compatible with our MediaBZ suite of software applications. In the event a competing technology is adopted as a standard for convergence broadcasting or interactive television in general, and we fail to adapt to that technology, our business, would be materially adversely affected.

Even if the standards adopted for convergence broadcasting are compatible with our products, the emerging nature of convergence broadcasting technology will require that we continually improve the performance, features and reliability of our product and service offerings, particularly in response to offerings by our competitors. The introduction of new technologies could render our products and services obsolete or unmarketable. In addition, the widespread adoption of new television technologies or standards, cable-based or otherwise, could require us to incur substantial expense to modify or adapt our technology, products or services. There can be no assurances that we will be successful in responding quickly, cost effectively and adequately to these developments and any failure by us to respond effectively would harm our business, operating results and financial condition.

WE OPERATE IN AN INTENSELY COMPETITIVE INDUSTRY.

We compete in the rapidly developing industry of information technology, which is characterized by changing technology, an absence of industry standards, frequent new product and service introductions and extensive capital requirements. There are many firms that provide Web site development, hosting and maintenance services, as well as strategic consulting services. There are also an increasing number of firms working in the emerging industry of convergence broadcasting. We anticipate that competition will increase as existing broadcasting and media companies continue to migrate their businesses to the Internet and as Internet competitors expand their businesses and market reach.

We face competition from a number of companies, many of which have significantly greater financial, technical, manufacturing and marketing resources than we do, and may be in a better position to compete in the industry. In addition, with the advent of digital broadcast technologies, we expect that competition in the convergence broadcasting industry will intensify. Many of our existing and potential competitors have longer operating histories, larger client bases, longer-term relationships with clients, greater brand or name recognition and significantly greater financial, technical, marketing and public relations resources than we do. As a result of their greater resources, our competitors may be in a position to respond more quickly to new or emerging technologies and changes in customer requirements and to develop and promote their products and services more effectively than we do.

There are relatively low barriers to entry into the information technology services market. As a result, new market entrants pose a threat to our business. Although, we have filed patent applications that might preclude or inhibit potential competitors from entering our markets, existing or future competitors may develop or offer services that are comparable or superior to ours at a lower price, which could have a material adverse effect on our business, results of operations and financial condition.

WE MAY BECOME SUBJECT TO GOVERNMENTAL REGULATION OF THE INTERNET, CONSUMER PRIVACY OR ONLINE COMMERCE.

We operate in an environment of tremendous uncertainty about potential government regulation of the Internet. We believe that our business is not currently subject to direct regulation other than regulations applicable to businesses generally. However, the Internet is evolving rapidly, and governmental agencies have not yet been able to adapt all existing regulations to the Internet environment.

The United States Congress has recently passed legislation that regulates certain aspects of the Internet, including online content, copyright infringement, user privacy, taxation, access charges, liability for third-party activities and jurisdiction. In addition, federal, state, local and foreign governmental organizations also are considering other legislative and regulatory proposals that would regulate the Internet. Laws and regulations may be introduced and court decisions reached that affect the Internet or other online services, covering issues such as user pricing, user privacy, freedom of expression, access charges, content and quality of products and services, advertising, intellectual property rights and information security.

Our customers or we may also become subject to legislation or regulation in the broadcasting industry and the cable television industry. In the United States, broadcasting industries are regulated by the FCC, some states and substantially all local governments. In Canada, where we have conducted all our business to date, the broadcasting industry is regulated by the Canadian Radio-television and Telecommunications Commission. The United States Congress has passed legislation that regulates the broadcasting industry including programming access and exclusivity arrangements, consumer protection, technical standards and privacy of customer information. In the future, various legislative and regulatory proposals under consideration from time to time by Congress and various federal agencies may materially affect the broadcasting and cable television industries. Since we market and expect to continue to market our products and services to companies in the broadcasting and cable television industries, increased regulation in these areas could have a material adverse effect on our business, results of operations and financial condition.

We cannot predict what new laws will be enacted or how courts will interpret both existing and new laws. As a result, we are uncertain about how new laws or the application of existing laws may affect our business. In addition, our business may be indirectly affected by our clients who may be subject to such legislation. Increased regulation of the Internet or the broadcasting industry may decrease the growth in the use of the Internet or hamper the development of convergence broadcasting, which could decrease the demand for our services, increase our cost of doing business or otherwise have a material adverse effect on our business, results of operations and financial condition.

RISKS RELATED TO OUR COMMON STOCK

SUBSTANTIAL SALES OF OUR COMMON STOCK COULD CAUSE OUR STOCK PRICE TO FALL.

If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options and warrants, the market price of our common stock could decline. As of December 31, 2000, we had outstanding 24,539,350 shares of common stock and options and warrants to acquire an aggregate of 4,396,231 shares of common stock, of which 3,656,356 were vested and exercisable. Of the shares outstanding, 12,539,250 shares of our common stock are freely tradeable in the public market. All shares acquired upon exercise of options and warrants are also freely tradeable in the public market.

In general, under Rule 144 as currently in effect, a person who beneficially owns restricted securities for at least one year is entitled to sell within any three-month period a number of shares that does not exceed the greater of (a) one percent of the number of shares of common stock then outstanding (which for us was 245,393 shares as of December 31, 2000) or (b) the average weekly trading volume of the common stock during the four calendar weeks preceding the sale. Sales under Rule 144 are also subject to requirements with respect to manner of sale, notice, and the availability of current public information about us. Under Rule 144(k), a person who is not deemed to have been our affiliate, as the term is defined in Rule 144, at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years, is entitled to sell such shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144. Sales by our stockholders of a substantial amount of our common stock could adversely affect the market price of our common stock.

OUR OFFICERS AND DIRECTORS HOLD A MAJORITY OF OUR STOCK AND, AS A RESULT, CONTROL US; THIS COULD LIMIT YOUR ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS, INCLUDING CHANGES OF CONTROL.

Currently our officers and directors beneficially own approximately 49% of our issued and outstanding common stock. As a result, the ability of our other stockholders to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or similar transactions, could be limited.

ITEM 2. PROPERTIES

Our primary administrative, sales, marketing and research and development facility is located in leased space in Vancouver, British Columbia. This facility occupies approximately 9,400 square feet. We also lease office space in Toronto, Ontario. We believe that these facilities will be adequate to meet our requirements for the foreseeable future and that suitable additional space will be available if needed.

ITEM 3. LEGAL PROCEEDINGS

At present, we are not a party to any legal proceedings and no such action is pending or has been threatened against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the forth quarter of 2000 to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Blue Zone's common stock has been traded on The Nasdaq Stock Market under the symbol "BLZN" since July 10, 2000. The following table sets forth the high and low sales prices of our common stock for the periods indicated, and as reported on The Nasdaq Stock Market:

Fiscal 1999                         High Bid      Low Bid
-----------                         --------      -------
 Third Quarter ...............      $ 6.00        $4.50

 Fourth Quarter ..............      $10.25        $3.75

Fiscal 2000
-----------
 First Quarter ...............      $15.375       $7.125

 Second Quarter ..............      $ 9.4375      $3.6875

 Third Quarter ...............      $ 9.8125      $4.0625

 Fourth Quarter ..............      $ 4.75        $0.875

As of March 19, 2001, there were approximately 20 stockholders of record of our common stock, although we believe that there are more than 2,700 beneficial owners of our common stock.

DIVIDEND POLICY

We have never paid cash dividends on our stock, and anticipate that we will continue to retain our earnings, if any, to finance the growth of our business.

USE OF PROCEEDS FROM THE SALE OF SECURITIES

Blue Zone completed a private placement of common stock effective September 8, 2000, whereby the Company issued 705,467 shares at $7.0875 per share for gross proceeds of $5,000,000, together with initial share purchase warrants for an additional 148,148 shares at $8.10 per share, expiring on September 8, 2003. Payment of $1,000,000 of the $5,000,000 in gross proceeds was contingent upon effective registration of the related common stock with the Securities and Exchange Commission. The Company also issued adjustment warrants to the investors, entitling them to purchase a significant number of shares of common stock at an exercise price of $0.001 per share if the price of the Company's shares declined. In addition, Blue Zone granted a one-year option to the investors to acquire up to an additional $2,000,000 in shares based on then-prevailing market prices.

All of the common shares and shares underlying the option and the warrants sold in the private placement, including warrants issued upon exercise of the option, were subject to redemption at the decision of the investors, under certain circumstances. Because of these redemption provisions, the Company recorded the $4,000,000 received on the private placement as redeemable equity securities in the September 30, 2000 interim financial statements.

On December 21, 2000, the Company and the investors agreed to amend the terms of the private placement. The Company redeemed the redeemable equity securities for $4,000,000 and cancellation of the $1,000,000 payment due to the Company upon registration of the securities. This resulted in a gain equal to the excess of the carrying value of the redeemable equity securities over the redemption amount, as well as a cancellation of the related option and warrants originally granted. Blue Zone then issued 3,000,000 common shares for total proceeds of $2,500,000. The revised agreement also includes a two-year right of first refusal on certain types of future sales of Blue Zone securities. The placement was completed under Rule 506 of Regulation D under the Securities Act of 1933.

We incurred underwriters' discounts and commissions of $348,000 paid to Ladenburg Thalmann & Co. Inc. and approximately $149,000 in other expenses in connection with the offering, for total expenses of approximately $497,000. After deducting expenses of the offering, we received net offering proceeds of $2,003,000.

On October 8, 1999, Blue Zone Productions Ltd. and Western Food Distributors, Inc. entered into a Share Exchange Agreement. Pursuant to the Share Exchange Agreement, all of the shares of Blue Zone Productions Ltd. were exchanged for 12 million shares of Western Food Distributors, Inc., Blue Zone Productions Ltd. became a wholly-owned subsidiary of Western Food Distributors, Inc., and Western Food Distributors, Inc. changed its name to Blue Zone, Inc.

In connection with the share exchange described above, Blue Zone Productions Ltd. entered into a Loan Agreement and a General Security Agreement, each dated as of August 30, 1999, with Terra Growth Investments Fund. Under the Loan Agreement, Terra Growth loaned Blue Zone Productions Ltd. $2,000,000 to be repaid within 30 days after the closing of the transaction detailed above. Contemporaneously with the share exchange, we received proceeds of $5,254,000 from a private placement of our common stock and warrants exercisable for shares of our common stock. We used a portion of the funds received from the private placement to repay the outstanding loan to Terra Growth Investments Fund. We incurred expenses of $33,000 in connection with the 1999 offering. The placement was completed under Rule 506 of Regulation D under the Securities Act of 1933.

We have used, and continue to expect to use, the proceeds from the aforementioned offerings for general corporate purposes, including working capital. Pending such uses, we have invested the net proceeds of the offerings in short-term, interest-bearing securities that management considers to be creditworthy.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in
Item 8, with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and with other financial data included elsewhere in this Form 10-K. The consolidated statement of operations data for each of the years in the three year period ended December 31, 2000, and the consolidated balance sheet data as of December 31, 2000 and 1999, are derived from our audited consolidated financial statements included in Item 8 of this report, which have been audited by KPMG LLP, independent auditors. The independent auditors' report appearing elsewhere in this document contains an explanatory paragraph that states that the Company's losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements and the selected financial data do not include any adjustments that might result from the outcome of that uncertainty. The consolidated statement of operations data for the year ended December 31, 1997 and the consolidated balance sheet data as of December 31, 1998 are derived from audited consolidated financial statements not included in this report. The historical results are not necessarily indicative of results to be expected in any future period.

                                             Year Ended December 31,
                        -------------------------------------------------------------------
                            2000              1999              1998               1997
                        -------------------------------------------------------------------
CONSOLIDATED STATEMENT
 OF OPERATIONS DATA:
Revenue                 $  1,168,842      $    883,137      $    774,830       $    342,120
Cost of revenue              569,332           370,803           144,419             51,759
                        -------------------------------------------------------------------
Gross profit                 599,510           512,334           630,411            290,361
Operating
 expenses                  4,629,404         1,984,529           663,299            304,984
                        -------------------------------------------------------------------
Loss before
 interest and
 income taxes              4,029,894         1,472,195            32,888             14,623
Interest income              186,127            49,864                --                 --
Income tax
 expense
 (recovery)                       --                --            (4,431)             2,431
                        -------------------------------------------------------------------
Net loss                $  3,843,767      $  1,422,331      $     28,457       $     17,054
                        ===================================================================
Basic and diluted
 loss per share (1)     $       0.20      $       0.10      $       0.00       $       0.00
                        -------------------------------------------------------------------
Weighted
 average common
 shares
 outstanding              22,472,895        14,168,937        12,000,000         12,000,000
                        ===================================================================

                                              As of December 31,
                                  --------------------------------------------
                                     2000            1999            1998
                                  --------------------------------------------
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash
  equivalents                     $1,844,981      $4,097,869      $      891
Working capital
  (deficit)                        1,694,286       3,763,577         (51,265)
Total assets                       3,050,008       4,784,850          41,906
Total liabilities                    516,825         595,677          52,714
Total
  stockholders'
  equity (deficit)                 2,533,183       4,189,173         (10,808)
                                  --------------------------------------------



       (1) Basic and diluted loss per share has been adjusted to reflect the charges related to the redeemable equity securities described in the Use of Proceeds From The Sale of Securities section of "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters". The net loss recorded in the statement of operations for the year ended December 31, 2000 has been adjusted by total charges of $627,000 to arrive at the net loss available to common shareholders, which is the figure into which the weighted average common shares outstanding is divided in calculating loss per share.

The Company's historical financial data reflect the financial position and results of operations of Blue Zone for each of the years presented and include the operations of Western Food Distributors from the date of the effective recapitalization, being October 8, 1999 (see further discussion in History section of "Item 1. Business"). Stockholders' equity gives effect to the shares issued to the stockholders of Blue Zone prior to October 8, 1999 and of the Company thereafter.

SUPPLEMENTARY FINANCIAL INFORMATION

QUARTERLY RESULTS OF OPERATIONS

The following tables present Blue Zone's unaudited consolidated quarterly results of operations for each of our last eight quarters. This data has been derived from unaudited consolidated financial statements that have been prepared on the same basis as the annual audited consolidated financial statements and, in our opinion, include all normal recurring adjustments necessary for the fair presentation of such information. These unaudited quarterly results should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2000 included in Item 8 of this report.

                                                      Three Months Ended
                         --------------------------------------------------------------------------------
                         March 31, 2000       June 30, 2000       September 30, 2000    December 31, 2000
                         --------------------------------------------------------------------------------
Revenue                   $   122,593          $   310,863          $   481,769          $   253,617
Cost of revenue                73,128              279,084              197,064               20,056
                         --------------------------------------------------------------------------------
Gross profit                   49,465               31,779              284,705              233,561
Operating
  expenses                    907,524            1,105,638            1,141,440            1,288,675
                         --------------------------------------------------------------------------------
Net loss                  $   858,059          $ 1,073,859          $   856,735          $ 1,055,114
                         ================================================================================
Basic and
  diluted loss per
  share                   $      0.04          $      0.05          $      0.04          $      0.07
                         --------------------------------------------------------------------------------
Weighted
  average
  common shares
  outstanding              21,538,100           21,538,100           21,773,672           22,472,895
                         ================================================================================


                                                        Three Months Ended
                         --------------------------------------------------------------------------------
                         March 31, 1999       June 30, 1999      September 30, 1999     December 31, 1999
                         --------------------------------------------------------------------------------
Revenue                   $   219,402          $   181,150          $   170,809          $   311,776
Cost of revenue                56,805               47,523               88,910              177,565
                         --------------------------------------------------------------------------------
Gross profit                  162,597              133,627               81,899              134,211
Operating
  expenses                    166,617              190,321              337,281            1,240,446
                         --------------------------------------------------------------------------------
Net loss                  $     4,020          $    56,694          $   255,382          $ 1,106,235
                         ================================================================================
Basic and
  diluted loss per
  share                   $      0.00          $      0.00          $      0.02          $      0.08
                         --------------------------------------------------------------------------------
Weighted
  average
  common shares
  outstanding              12,000,000           12,000,000           12,000,000           14,168,937
                         ================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Blue Zone's actual results could differ materially from those anticipated in these forward-looking statements. The following discussion should be read in conjunction with the audited Consolidated Financial Statements and related Notes thereto included in Item 8, with "Item 6. Selected Financial Data" and with the Special Note regarding forward-looking statements included elsewhere in this report.

OVERVIEW

Blue Zone has used in-depth knowledge acquired from working closely with broadcasting companies to develop proprietary technology for use in media applications. Our experience with live news delivery, including the large variety of filming, graphics and editing equipment for audio and video production, combined with our understanding of the specific communication standards that exist inside a newsroom between equipment and employees, has provided us with the opportunity to develop software to service the unique needs of the broadcast community. The business has historically been focused on providing Website design and content services and interactive consulting to a range of Canadian-based media and broadcasting companies. This focus is now expanding to include convergence technology targeted at the North American broadcast and media companies.

Bruce Warren and Jamie Ollivier, the Company's Chief Executive Officer and President, respectively, have worked in the broadcast field for over ten years. During this time they acquired valuable insights into the technology requirements for traditional television and radio broadcast companies to access the World Wide Web, through set-top-boxes, and other interactive devices. In 1997, the Company began development of a proprietary product, now trademarked as the MediaBZ suite of products, to facilitate convergence of television, radio, and print media content to the interactive environment.

In the latter half of 1999, Blue Zone contracted with CTV, Canada's largest private television network, to plan, design, and implement CTV News' interactive broadcasts on the Internet, focused around the MediaBZ product. The interactive news service, CTVNEWS.com, was launched on September 21, 2000. CTVNEWS.com utilizes Blue Zone's NewsBZ software to publish its content to Web-enabled desktop and laptop computers, interactive television, WAP enabled cellular telephones, and personal digital assistants. Blue Zone has also been retained as an ongoing consultant to CTV. Approximately 89% of the Company's revenue for the year ended December 31, 2000 is derived from delivering product and services related to this CTV contract. At December 31, 2000, Blue Zone continues to work closely with CTV in accordance with the contract.

The Company has incurred losses in each of the last three fiscal years, and as of December 31, 2000, had an accumulated deficit of $5,739,000. The net loss was $3,884,000 in fiscal 2000 and $1,422,000 in fiscal 1999. Blue Zone continues to incur losses as a result of the focus on executing the Company's business plan, which is built around marketing of the MediaBZ product line to a broad range of television and radio media companies throughout North America.

Blue Zone's business plan may take several years to be successful, and success is not assured. Over the last two years, general and administrative expenses and research and development expense have increased in accordance with the plan to support this effort, which included leasing new office space in 1999 and increasing employee numbers to 46 during the year ended December 31, 2000. The Company's capital budget has also increased to provide the infrastructure requirements for success of the business plan.

In the short term, the Company will continue to work towards controlling discretionary costs, while still supporting growth of the business. The Company intends to establish a presence in Los Angeles during the first quarter of fiscal 2001 to provide better access to the important US market for Blue Zone's sales. There can be no assurances that these efforts will be successful.

SOURCES OF REVENUE AND REVENUE RECOGNITION

PRODUCT AND SERVICE:

The Company generates product and service revenue through the following sources: interactive broadcasting development and maintenance, strategic consulting services for broadcasting and media companies, and software licensing from Blue Zone's family of MediaBZ software applications. Consulting service revenues are recognized upon delivery of the service. Interactive broadcasting maintenance is recognized over the term of the contracts, typically month to month.

Software licensing revenue is recognized over the term of the license. Blue Zone recognized license fee revenue of $21,000 during the year, and $60,000 is recorded as deferred revenue at December 31, 2000, representing the unrecognized portion of the annual license fee.

For long-term development projects such as the CTV contract, revenue is recognized on a percentage completion basis, based upon achievement of specifically identifiable milestones. A total of $673,000 was earned during the year ended December 31, 2000 relating to long-term Website development for CTV.

Revenue that has been prepaid or invoiced but does not yet qualify for recognition under the Company's policies is reflected as deferred revenue. There was no deferred revenue recorded at December 31, 2000, other than the deferred licensing fee mentioned above. At December 31, 1999 there was unearned revenue of $180,000 relating mainly to payments received on the CTV contract in advance of the Company satisfying recognition criteria.

EXCHANGE PRODUCT AND SERVICE:

A significant proportion of Blue Zone's reported revenue for the three years ended December 31, 1999 was earned from a three-year barter exchange agreement with the Vancouver-based broadcaster, BCTV. The Company recorded exchange product and service revenue and recorded an equal amount as exchange advertising expense in the statement of operations. Under the BCTV contract, Blue Zone exchanged product and services for television airtime on BCTV, rather than receiving cash payment. The exchange revenue and the advertising expense were valued at the fair market value of the television airtime. The Company used this airtime to enhance Blue Zone's name recognition to assist in marketing products to current and potential clients.

In fiscal 2000, the Company adopted EITF No. 99-17 "Accounting for Advertising Barter Transactions". EITF 00-17 provides that the Company recognize revenue and advertising expenses from barter transactions at the fair value only when it has a historical practice of receiving or paying cash for similar transactions. The Company has not recorded barter transactions during the year ended December 31, 2000.

RESULTS OF OPERATIONS

The following table sets forth consolidated statement of operations data for each of the three years ended December 30, 2000, expressed as a percentage of total revenues:


                                        Year Ended December 31,
-----------------------------------------------------------------------
                                2000             1999             1998
-----------------------------------------------------------------------
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
Revenue                        100.0%           100.0%           100.0%
Cost of revenue                 48.7%            42.0%            18.6%
-----------------------------------------------------------------------
Gross profit                    51.3%            58.0%            81.4%

Operating expenses:

General and
  administrative               233.1%           137.1%            13.1%
Research and
  Development                   71.6%             7.4%             3.3%
Selling and marketing           74.5%            69.1%            65.4%
Depreciation                    16.9%            11.1%             3.9%
-----------------------------------------------------------------------
Total operating
  expenses                     396.1%           224.7%            85.7%
-----------------------------------------------------------------------
Loss before interest
  and income taxes            (344.8%)         (166.7%)           (4.3%)
Interest income                 15.9%             5.6%             0.0%
Income tax expense
  (recovery)                     0.0%             0.0%            (0.6%)
-----------------------------------------------------------------------
Net loss                      (328.9%)         (161.1%)           (3.7%)
=======================================================================


YEARS ENDED DECEMBER 31, 2000 AND 1999

REVENUE

Product and service revenue increased to $1,169,000 for the year ended December 31, 2000, an increase of 32% over revenue of $883,000 for the year ended December 31, 1999, principally as a result of increased revenue earned from CTV offset by decreased revenue earned from BCTV. CTV accounted for approximately 89% of the revenue for the 2000 fiscal year, compared to 12% for the 1999 fiscal year. In the prior year, BCTV accounted for approximately 62% of Blue Zone's revenue, but this customer amounted to less than 1% for the year ended December 31, 2000.

Blue Zone recorded no revenue under barter exchange agreements for the year ended December 31, 2000, compared to $505,000 for the year ended December 31, 1999. This decrease was attributable to the completion of our three-year website evolution project contract with BCTV on December 31, 1999, as discussed above. As a result, revenue for which Blue Zone received cash consideration increased 209%, from $378,000 in 1999 to $1,169,000 in 2000.

COST OF REVENUE

The principal components of cost of revenue include labor, materials, and overhead expenses incurred in the delivery of software and services. Prior to the Company's reorganization in late 1999, Bruce Warren and Jamie Ollivier performed much of the detailed software design and code writing, and the bulk of Blue Zone's technical workforce was retained on short-term contracts. With the signing of the CTV contract in 1999, Blue Zone began to hire full time, permanent employees. As a result, production staffing increased for the year ended December 31, 2000 compared to the same period last year. This increase is offset by a reduction in contract labor costs included in cost of revenues.

Cost of revenue increased by 53% to $569,000 in the year ended December 31, 2000 from $371,000 for the same period in 1999. This increase is partly a result of the increase in revenue experienced during fiscal 2000, but is also attributable to higher production costs for the CTV contract. The gross profit percentage decreased to 50% from 58% in 1999 because of the change in the nature of the business in fiscal 2000. CTV is the Company's first major customer for the MediaBZ product. During the year Blue Zone focused on developing and deploying the MediaBZ product, and, as a result, redirected designers and other production staff around the software model, migrating the company from service focused to product and solutions centric operations.

We expect our gross profit to fluctuate based on our product mix, geographic mix, product and patent licenses, and the uncertain costs associated with hiring competent technical, creative and management personnel. There are no assurances that Blue Zone will be able to maintain gross margins in future years.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the 2000 fiscal year were $2,725,000, an increase of $1,513,000 compared to the prior year's expenses of $1,212,000. The higher level of general and administrative expenses is directly attributable to the augmented headcount, and the associated overhead costs, the overall elevated level of business activity during the year ended December 31, 2000, and the higher costs associated with operating as a public company for a full year in 2000. The significant components of general and administrative costs are discussed below.

Labor costs comprised approximately 29% of general and administrative expenses in 2000, or $778,000. This is an increase of $486,000 over the fiscal 1999 labor component of $292,000. The increase can be explained by the ramp-up of the Company's workforce that coincided with the CTV contract, as well as a continued evolution of the business. Blue Zone hired employees to perform more services in-house, rather than using outside professionals. Overall headcount increased to 46 employees at December 31, 2000, compared to 27 at December 31, 1999.

Accounting, legal, and investor relations fees were $809,000 for the year ended December 31, 2000, an increase of 94% over 1999's expenses of $416,000. The majority of this increase is attributable to higher legal fees, which increased as a result of several factors, including higher legal costs associated with being a public company for a full year in 2000, compared to only one quarter in fiscal 1999, legal costs associated with potential new customers, and legal costs in connection with employment matters, particularly hiring over 20 new employees. Investor relations fees increased 237% during the 2000 fiscal year because the Company retained an outside investor relations firm for the full year.

Travel and entertainment costs charged to general and administrative expenses increased 40% to $411,000 for the year ended December 31, 2000, compared to $293,000 for the same period last year. Travel costs were incurred to service the CTV contract, for sales and marketing activities, and for general corporate purposes such as presentations to the investment community, corporate financing activities, and board of directors' meetings.

General office expenses increased to $287,000 during the year ended December 31, 2000 from $69,000 in the prior year. This increase of $218,000 can be attributed to the costs associated with maintaining the Company's offices in Vancouver and Toronto for the full year in fiscal 2000, versus only four months and two months, respectively, in the prior year. In addition, the higher staff complement contributed to higher costs in 2000.

Facilities costs, which include rent, utilities, and operating costs, were $187,000 for the 2000 fiscal year, an increase of $151,000 over the prior year. Blue Zone had office space in Vancouver and Toronto for a full year in 2000, compared to only part of the year in 1999. In addition, the Company rented additional space in Vancouver and an apartment in Toronto during the year ended December 31, 2000.

Blue Zone incurred membership fees of $140,000 in fiscal 2000, an increase of $137,000 over the prior year. The majority of these fees were incurred in connection with the Company's successful listing on the Nasdaq National Market at the end of fiscal 1999, requiring payment of listing fees at the beginning of the 2000 year.

General and administrative expenses will continue to grow in the future if the Company is successful in securing new customer contracts and additional personnel are hired to service the new customers, and as sales and marketing activities continue to expand.

RESEARCH AND DEVELOPMENT

Based on the development and anticipated success of the MediaBZ suite of software products and contingent upon our ability to raise additional funds, Blue Zone expects to invest funds to improve the existing MediaBZ products by providing features and options requested by existing and prospective clients. Research and development costs increased to $837,000 in fiscal 2000 from $65,000 for the same period last year. The significant increase over the prior year can be explained by the Company's focus on continuously improving the MediaBZ products and making them more useful to a wider range of potential customers. All of these expenditures were charged to the statement of operations during the year.

The most significant component of research and development costs is labor, which increased by $466,000 in fiscal 2000. The increase from $65,000 in 1999 to $531,000 for the year ended December 31, 2000 can be explained by the change in the Company's focus and the increase in headcount, as discussed above. The increase in labor costs in 2000 coincides with a decrease in contract labor cost over the prior year, as contract employees were hired on a full-time basis in 2000. Research and development costs charged to the statement of operations also include an overhead allocation for employees working on research and development projects.

Our Chief Executive Officer and our President conducted most research and development prior to Blue Zone becoming a public company. The Company now has a dedicated team of people in the research and development group. Blue Zone cannot provide any assurance that expenditures in research and development will ensure our success or lead to innovations that are not available to our competition.

SELLING AND MARKETING

Selling and marketing costs increased to $871,000 for the year ended December 31, 2000 from $105,000 for the prior year, an increase of 730%. The increase in sales and marketing costs is directly tied to the execution of Blue Zone's business plan, as discussed above. Selling and marketing expenses increased significantly in the latter part of 2000, coinciding with the go-live of the CTV Web site. The Company's senior executives turned their focus towards developing contacts with new potential customers. As the Company continued to evolve into a product focused operation, more of Blue Zone's President's and the Chief Executive Officer's time was focused on selling and marketing activities. During the 1999 fiscal year their time was spent more on activities related to potential investors and corporate administration, as well as product development.

The Company's sales and marketing activities during the 2000 fiscal year were focused on securing new customers throughout North America. The Company had more employees involved in this activity in fiscal 2000, and incurred higher costs in the areas of salaries and wages, travel, advertising and promotions, and other related costs.

Exchange advertising dropped from $505,000 in 1999 to nil in 2000 as a result of the termination of the BCTV contract and the change in accounting principles applicable to barter transactions.

Selling and marketing costs will likely increase in the future as the Company attempts to expand business in North America and throughout the world. There can be no assurances that these expenditures will result in secure, long-term customers or reliable revenue sources.

INTEREST INCOME

The Company recorded interest income of $186,000 in fiscal 2000, relating to interest earned on short-term investments (see Liquidity and Capital Resources section below). This is an increase of $136,000 over 1999 levels, reflecting higher average short-term investment balances in fiscal 2000 in connection with proceeds from share issuances late in fiscal 1999 and in 2000.

STOCK BASED COMPENSATION

Blue Zone has reserved 6,780,000 shares of common stock for issuance under a stock option plan. The plan was amended during 2000 to expand the number of shares of common stock reserved for issuance from 4,500,000 shares. The Company believes that the plan is an essential tool to attract and retain the qualified personnel needed to implement the Company's business strategy. The plan provides for the granting of stock options to directors, officers, eligible employees, and contractors. At December 31, 2000, Blue Zone had 3,871,250 share purchase options outstanding, a net increase of 1,876,250 over the total options outstanding of 1,995,000 at December 31, 1999. Blue Zone incurred a non-cash compensation charge of $359,000 relating mainly to the intrinsic value of options granted to directors and the fair value of options granted to consultants during the year. This amount compared to a charge of $297,000 in 1999. All but 6,000 of the options granted during fiscal 2000 were issued to employees, officers, and directors of the Company.

DEPRECIATION

Depreciation is provided on the declining balance basis using a 30% rate for all capital asset categories, except for leasehold improvements, which are amortized on a straight-line basis over five years, representing the term of the leases to which the improvements relate. Depreciation expense for the year ended December 31, 2000 increased to $197,000 from $98,000 for the prior year, reflecting a full year's depreciation charge on 1999 additions and a partial year's charge on 2000 additions. Total capital asset additions were $610,000 for the year ended December 30, 2000, compared to $483,000 in the prior year. Blue Zone continues to build a technical infrastructure, and capital expenditures have risen accordingly.

INCOME TAXES

No income taxes were payable in 2000 or in 1999, as a result of the operating loss recorded during those years. Based on a number of factors, including the lack of a history of profits, management believes that there is sufficient uncertainty regarding the realization of future tax assets, and, accordingly, has not booked an income tax benefit at December 31, 2000. The loss incurred in 2000 can be carried forward for seven years for Canadian income tax purposes.

OTHER COMPREHENSIVE INCOME

Blue Zone recorded other comprehensive loss of $175,000 during the year ended December 31, 2000, compared to $26,000 in 1999, resulting in accumulated other comprehensive loss of $199,000 at December 31, 2000. Other comprehensive loss relates entirely to the foreign currency translation adjustment arising from the translation of the Company's subsidiary financial statements from Canadian dollars into US dollars upon consolidation.

YEARS ENDED DECEMBER 31, 1999 AND 1998

REVENUE

Revenue increased 14% in 1999 to $883,000 from $775,000 in 1998. The first payments recorded from the CTV contract in 1999 accounted for all of the increase in revenue in 1999. Approximately 62% of the 1999 revenue was earned from the last year of the three-year web site evolution project for BCTV. Revenue from the BCTV contract consisted almost entirely of exchange income. In return for services, Blue Zone received television airtime with a commercial value of $504,000, and recorded this as a selling and marketing expense. A similar arrangement with BCTV was in effect in 1998 and the Company recorded selling and marketing expenses of $505,000 in that year.

Blue Zone also earned revenue from Lotus (an IBM company) for recurring work in the amount of $38,000 in 1999, compared to $43,000 in 1998, and from Electronic Arts Canada, amounting to $13,000 during 1999 and $13,000 during 1998. The balance of the revenue was earned from individual projects, generally of a non-recurring nature.

Major account revenue, including BC Tel, Lotus, Electronic Arts Canada, and the WIC Group, in 1998 was $132,000. The balance of revenue in 1998 was from project work of a non-recurring nature from more than a dozen customers. All of our revenue was earned from Canadian based customers and paid in Canadian currency.

GROSS PROFIT

Cost of revenue includes labor, materials, and overhead expenses incurred in the delivery of software and services. The 1999 margins were unfavorably impacted by the cost of recruitment and retention associated with replacing the Company's contract workforce with full-time employees. The higher gross margin realized in 1998 was primarily attributable to the contribution without additional remuneration by our CEO and our President.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased from $127,000 in 1998 to $1,212,000 in 1999. General and administrative expenses as a percentage of revenue were 137% in 1999 and 16% in 1998. The increase in general and administrative expenses was primarily the consequence of the implementation of our new business plan that resulted in a build-up of full-time personnel, in place of a contract workforce in 1998. Personnel and related costs rose $75,000 in 1999 from $39,000 1998.

We moved to new Vancouver headquarters in late 1999. Occupancy and related costs increased $62,000 to $98,000 in 1999 as a result of this move.

Accounting, legal, and investor relations fees in 1999 rose to $407,000, an increase of $376,000 from the 1998 expenses of $31,000. Much of this increase was attributable to our reorganization in October 1999, as well as the legal support enlisted in the execution of the CTV contract. Professional fees of $33,000 relating to share issuances were charged against the shareholders' equity account. Accounting and legal fees increased $24,000 in 1998 as the business grew.

We incurred substantial travel and entertainment costs in the months leading up to the completion of our private placement in October 1999. This spending was $287,000 in 1999 compared with $4,000 in 1998.

We recorded $26,000 in interest income in 1999 (nil in 1998) as the proceeds of the share issuance were invested in high quality debt securities.

RESEARCH AND DEVELOPMENT

Research and development for 1998 and 1999 totaled $25,000 and $65,000, respectively. Most of Blue Zone's research and development activities prior to becoming a public company came in the form of time invested by our President and by our Chief Executive Officer without additional remuneration.

SELLING AND MARKETING

Blue Zone recorded selling and marketing expenses of $610,000 in 1999 compared to $506,000 in 1998. The non-cash advertising expense corresponding to the exchange revenue received from BCTV and other clients in 1999 was $505,000. The balance of the 1999 expense of $105,000 relates primarily to the preparation of promotional and marketing material. All of the 1998 expense related to the exchange transactions with BCTV.

DEPRECIATION

Depreciation was provided on the declining balance basis using a 30% rate for all capital asset categories. Depreciation expense increased to $98,000 in 1999 from $30,000 in 1998. This increase is attributable to capital asset additions and leasehold improvements of $483,000 in 1999. Almost $200,000 of the capital asset additions related to the new Vancouver and Toronto offices. Capital asset additions in 1998 were $45,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company does not have an adequate source of reliable, long-term revenue to fund operations. As a result, Blue Zone is reliant on outside sources of capital funding. There can be no assurances that the Company will in the future achieve a consistent and reliable revenue stream adequate to support continued operations. In addition, there are no assurances that the Company will be able to secure adequate sources of new capital funding, whether it be in the form of share capital, debt, or other financing sources. The Company currently has one customer that accounts for approximately 89% of the revenue recorded for the year ended December 31, 2000.

Blue Zone had cash and cash equivalents of $1,845,000 and working capital of $1,694,000 at December 31, 2000. This compares to cash and cash equivalents of $4,098,000 and working capital of $3,764,000 at December 31, 1999. The balances were higher at the 1999 year end because of proceeds from a $5,250,000 private placement in October 1999, compared to a private placement of $2,500,000 in December 2000. This, combined with a higher cash utilization rate in 2000, contributed to an erosion of working capital. Surplus cash is invested in high grade corporate securities and guaranteed investment certificates with terms to maturity of less than three months.

During the year ended December 31, 2000, Blue Zone used cash of $3,600,000 in operating activities compared to using $807,000 in the prior year. The significant increase in cash used for operations can be explained chiefly by the higher operating costs incurred during the 2000 year compared to 1999, reflecting the growth in the business.

Blue Zone invested $610,000 in fixed assets for the year ended December 31, 2000, compared to $483,000 in 1999. Capital expenditures were incurred in all areas of the business, including technical infrastructure, furniture and fixtures, and equipment. The higher expenditures reflect the Company's focus on installing an appropriate, scalable infrastructure to support growth of the business.

Net cash provided by financing activities was $1,958,000 in 2000, which compares to $5,387,000 in 1999. The net cash from financing activities in 2000 resulted from a private placement of the Company's common stock in December 2000, which generated net proceeds of $2,003,000, after the deduction of issuance costs of $497,000. This source of funds was offset by the repayment of a stockholder loan in the amount of $46,000 in 2000. The Company also received proceeds from the exercise of stock options in the amount of $6,000 in 2000. During the year ended December 31, 1999, the Company completed a private placement of common stock for net proceeds of $5,329,000, and received $36,000 from a stockholder loan.

Blue Zone recorded non-cash financing activities of $359,000 in fiscal 2000 and $297,000 in 1999, relating to the intrinsic value of stock compensation to directors and employees and the fair value of stock compensation to consultants. These amounts represent the gross intrinsic value of employee and officer options, and the fair value of consultant options, granted during the year, net of deferred stock compensation for options that do not vest until future years, and inclusive of the amortization of prior years' deferred compensation.

Our future capital requirements will depend on a number of factors, including costs associated with product development efforts, the success of the commercial introduction of our products and the possible acquisition of complementary businesses, products and technologies. When additional capital is required, we may sell additional equity, debt or convertible securities or establish credit facilities. There can be no assurances that additional capital will be available when we need it on terms that we consider acceptable.

AUDIT COMMITTEE

The Company has established an Audit Committee of the Board of Directors, the charter of which is to oversee the activities of management and Blue Zone's external auditors as they relate to the financial reporting process. In particular, the Audit Committee's role includes ensuring that management properly develops and adheres to a sound system of internal controls, and that our external auditors, through their own review, assess the effectiveness of those controls and management's adherence to them.

In fulfilling their responsibilities, the Audit Committee held meetings with Blue Zone's external auditors. In these meetings, the Audit Committee discussed with management and our external auditors the quality and acceptability of accounting principles and significant transactions or issues encountered during the period. In addition, the Audit Committee met with Blue Zone's external auditors independent of management to provide for independent and confidential assessment of management and the internal controls as they relate to the quality and reliability of our financial statements. Blue Zone has also adopted an Audit Committee Charter as required by Nasdaq in compliance with the Nasdaq's Marketplace Rules. Blue Zone is committed to supporting this process and the Audit Committee in fulfilling their role of ensuring the integrity of our internal controls and financial reporting.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2000, Blue Zone had not entered into or acquired financial instruments that have material market risk. The Company has no financial instruments for trading purposes, or derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the consolidated balance sheet included in this report. The fair value of all financial instruments at December 31, 2000 is not materially different from their carrying value.

Blue Zone regularly invests funds in excess of immediate needs in guaranteed investment certificates issued by major Canadian banks or high grade corporate debt securities. The fair value of these instruments, which generally have a term to maturity of 90 days or less, does not differ significantly from their face value.

To December 31, 2000, substantially all revenues and the majority of cash costs have been realized or incurred in Canadian dollars. To date, Blue Zone has not entered into foreign currency contracts to hedge against foreign currency risks between the Canadian dollar or other foreign currencies and our reporting currency, the United States dollar. Generally, however, The Company attempts to manage our risk of exchange rate fluctuations by maintaining sufficient net assets in Canadian dollars to retire our liabilities as they come due.

                                    PART III

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements
(Expressed in U.S. dollars)
Years ended December 31, 2000, 1999 and 1998

     Auditors' Report                                                  1
     Consolidated Financial Statements
         Balance Sheets                                                2
         Statements of Operations                                      3
         Statements of Stockholders' Equity (Deficit)                  4
         Statements of Cash Flows                                      5
         Notes                                                         6

Independent Auditors' Report
The Board of Directors and Stockholders
Blue Zone, Inc.

We have audited the consolidated balance sheets of Blue Zone, Inc. as of December 31, 2000 and 1999 and the consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Blue Zone, Inc. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/ s /  KPMG LLP

Chartered Accountants


Vancouver, Canada
February 2, 2001

BLUE ZONE, INC.
Consolidated Balance Sheets
(Expressed in U.S. dollars)

December 31, 2000 and 1999

                                                                         2000            1999
                                                                     -----------     -----------
ASSETS

Current assets:
    Cash and cash equivalents                                        $ 1,844,981     $ 4,097,869
    Accounts receivable (note 3)                                         221,363          97,600
    Work-in-progress                                                          --          70,581
    Prepaid expenses                                                     144,767          93,204
                                                                     -----------     -----------
                                                                       2,211,111       4,359,254

Fixed assets (note 4)                                                    838,897         425,596
                                                                     -----------     -----------
                                                                     $ 3,050,008     $ 4,784,850
                                                                     ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                 $   258,728     $   191,675
    Accrued liabilities (note 5)                                         198,077         178,300
    Deferred revenue                                                      60,020         180,143
    Payable to stockholders (note 6)                                          --          45,559
                                                                     -----------     -----------
                                                                         516,825         595,677
Stockholders' equity (note 7):
    Preferred stock, authorized 5,000,000 shares, $.01 par value,
      none issued in 2000 or 1999                                             --              --
    Common stock, $.001 par value, authorized 100,000,000
      shares; issued and outstanding 24,539,350 shares
      (1999 - 21,538,100)                                                 24,539          21,538
    Additional paid in capital                                         8,446,877       5,626,371
    Deficit                                                           (5,738,665)     (1,433,831)
    Accumulated other comprehensive loss:
      Foreign currency translation adjustment                           (199,568)        (24,905)
                                                                     -----------     -----------
                                                                       2,533,183       4,189,173
                                                                     -----------     -----------
                                                                     $ 3,050,008     $ 4,784,850
                                                                     ===========     ===========

Continuing operations (note 1)
Contingency (note 12)

See accompanying notes to consolidated financial statements.

On behalf of the Board:

/s/ Bruce Warren          Director    /s/ Jay Shecter                   Director
-------------------------             ---------------------------------

BLUE ZONE, INC.
Consolidated Statements of Operations
(Expressed in U.S. dollars)

Years ended December 31, 2000, 1999 and 1998

                                                       2000           1999            1998
                                                    -----------    -----------    ------------
Product and service revenue                         $ 1,168,842    $   378,358    $    269,132
Exchange product and service revenue (note 2(c))             --        504,779         505,698

Cost of revenues                                        569,332        370,803         144,419
                                                    -----------    -----------    ------------
Gross profit                                            599,510        512,334         630,411
                                                    -----------    -----------    ------------
Operating expenses:
    General and administrative                        2,725,085      1,211,606         101,756
    Research and development                            836,595         65,158          25,273
    Selling and marketing                               870,606        105,231             712
    Exchange advertising (note 2(c))                         --        504,779         505,698
    Depreciation                                        197,118         97,755          29,860
                                                    -----------    -----------    ------------
                                                      4,629,404      1,984,529         663,299

Loss before undernoted                                4,029,894      1,472,195          32,888

Interest income                                         186,127         49,864              --

                                                    -----------    -----------    ------------
Loss before income taxes                              3,843,767      1,422,331          32,888

Income tax recovery (note 9)                                 --             --          (4,431)
                                                    -----------    -----------    ------------
Net loss                                            $ 3,843,767    $ 1,422,331    $     28,457
                                                    ===========    ===========    ============
Net loss per common share, basic and diluted
  (note 2(l))                                       $      0.20    $      0.10    $         --
                                                    -----------    -----------    ------------
Weighted average common shares outstanding,
  basic and diluted (note 2(l))                      22,472,895     14,168,937      12,000,000
                                                    ===========    ===========    ============

See accompanying notes to consolidated financial statements.

BLUE ZONE, INC.
Consolidated Statements of Stockholders' Equity (Deficit)
(Expressed in U.S. dollars)

Years ended December 31, 2000, 1999 and 1998


                                             Preferred stock             Common stock          Paid-in       Retained
                                                                                              additional     earnings
                                           Shares       Amount         Shares      Amount       capital      (deficit)
                                        -----------   -----------   -----------  -----------  -----------   -----------
Balance, December 31, 1997                        5   $         5             7  $         7  $        --   $    16,957

Net loss                                         --            --            --           --           --       (28,457)

Cumulative translation adjustment                --            --            --           --           --            --
                                        -----------   -----------   -----------  -----------  -----------   -----------
Balance, December 31, 1998                        5             5             7            7           --       (11,500)

Adjustments to comply with
  recapitalization accounting,
  net of cost of recapitalization
  transaction of $32,791                         (5)           (5)   21,538,093       21,531    5,329,360            --

Issuance of stock options (note 7(b))            --            --            --           --      368,844            --

Deferred stock compensation
      (note 7(b))                                --            --            --           --      (71,833)           --

Net loss                                         --            --            --           --           --    (1,422,331)

Cumulative translation adjustment                --            --            --           --           --            --
                                        -----------   -----------   -----------  -----------  -----------   -----------
Balance, December 31, 1999                       --            --    21,538,100       21,538    5,626,371    (1,433,831)

Amortization of deferred financing
  costs on redeemable equity
  securities (note 7(a))                         --            --            --           --           --      (197,493)

Accretion of premium on redeemable
  equity securities (note 7(a))                  --            --            --           --           --      (429,752)

Excess of carrying value of redeemable
  equity securities  over
  redemption amount (note 7(a))                  --            --            --           --           --       166,178

Issuance of common shares for cash,
  net of issuance costs of
  $44,692 (note 7(a))                            --            --     3,000,000        3,000    2,455,308            --

Issuance of stock options (note 7(b))            --            --            --           --      428,341            --

Deferred stock compensation
  (note 7(b))                                    --            --            --           --      (69,168)           --

Exercise of stock options                        --            --         1,250            1        6,025            --

Net loss                                         --            --            --           --           --    (3,843,767)

Cumulative translation adjustment                --            --            --           --           --            --
                                        -----------   -----------   -----------  -----------  -----------   -----------
Balance, December 31, 2000                       --   $        --    24,539,350  $    24,539  $ 8,446,877   $(5,738,665)
                                        ===========   ===========   ===========  ===========  ===========   ===========

                                         Accumulated
                                            other
                                        comprehensive
                                        earnings (loss)
                                        ---------------
                                           Foreign
                                           currency                Total
                                          translation          stockholders'
                                           adjustment        equity (deficit)
                                          -----------        ----------------
Balance, December 31, 1997                $      (423)          $    16,546

Net loss                                           --               (28,457)

Cumulative translation adjustment               1,103                 1,103
                                          -----------           -----------
Balance, December 31, 1998                        680               (10,808)

Adjustments to comply with
  recapitalization accounting,
  net of cost of recapitalization
  transaction of $32,791                           --             5,350,886

Issuance of stock options (note 7(b))              --               368,844

Deferred stock compensation
      (note 7(b))                                  --               (71,833)

Net loss                                           --            (1,422,331)

Cumulative translation adjustment             (25,585)              (25,585)
                                          -----------           -----------
Balance, December 31, 1999                    (24,905)            4,189,173

Amortization of deferred financing
  costs on redeemable equity
  securities (note 7(a))                           --              (197,493)

Accretion of premium on redeemable
  equity securities (note 7(a))                    --              (429,752)

Excess of carrying value of redeemable
  equity securities  over
  redemption amount (note 7(a))                    --               166,178

Issuance of common shares for cash,
  net of issuance costs of
  $44,692 (note 7(a))                              --             2,458,308

Issuance of stock options (note 7(b))              --               428,341

Deferred stock compensation
  (note 7(b))                                      --               (69,168)

Exercise of stock options                          --                 6,026

Net loss                                           --            (3,843,767)

Cumulative translation adjustment            (174,663)             (174,663)
                                          -----------           -----------
Balance, December 31, 2000                $  (199,568)          $ 2,533,183
                                          ===========           ===========


See accompanying notes to consolidated financial statements.

BLUE ZONE, INC.
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)

Years ended December 31, 2000, 1999 and 1998

                                                          2000             1999               1998
                                                      -----------       -----------       -----------
Cash flows from operating activities:
    Net loss                                          $(3,843,767)      $(1,422,331)      $   (28,457)
    Items not involving cash:
        Stock based compensation                          359,173           297,011                --
        Depreciation                                      197,118            97,755            29,860
        Foreign currency translation adjustment          (174,663)          (25,585)            1,103
    Changes in operating assets and liabilities:
        Accounts receivable                              (123,763)          (97,600)           44,668
        Work-in-progress                                   70,581           (70,581)               --
        Prepaid expenses                                  (51,563)          (92,646)               --
        Accounts payable                                   67,053           169,845             8,321
        Accrued liabilities                                19,777           159,267             9,336
        Deferred revenue                                 (120,123)          180,143                --
        Income taxes payable                                   --            (2,589)           (3,137)
                                                      -----------       -----------       -----------
    Net cash provided by (used in) operating
      activities                                       (3,600,177)         (807,311)           61,694

Cash flows from financing activities:
    Issue of redeemable equity securities,
      net of deferred finance costs                     3,538,933                --                --
    Redemption of redeemable
      equity securities                                (4,000,000)               --                --
    Increase in payable to stockholders                        --            36,297                --
    Repayment of payable to stockholder                   (45,559)               --           (28,641)
    Issue of common stock                               2,464,334         5,350,886                --
                                                      -----------       -----------       -----------
    Net cash provided by financing activities           1,957,708         5,387,183           (28,641)

Cash flows from investing activities:
    Purchase of fixed assets                             (610,419)         (482,894)          (44,537)
                                                      -----------       -----------       -----------
    Net cash used in investing activities                (610,419)         (482,894)          (44,537)

Net increase (decrease) in cash and cash
  equivalents                                          (2,252,888)        4,096,978           (11,484)

Cash and cash equivalents, beginning of year            4,097,869               891            12,375

                                                      -----------       -----------       -----------
Cash and cash equivalents, end of year                $ 1,844,981       $ 4,097,869       $       891
                                                      ===========       ===========       ===========

Supplementary information:
    Interest paid                                     $        --       $    23,984       $     1,592
     Income taxes paid                                         --             1,090                --
                                                      ===========       ===========       ===========

Non-cash transactions:
      Revenue received in exchange for
        advertising expense                           $        --       $   504,779       $   505,698
                                                      ===========       ===========       ===========

Non-cash financing activities:
      Issuance of stock options                       $   359,173       $   297,011       $         -
                                                      ===========       ===========       ===========


See accompanying notes to consolidated financial statements.

BLUE ZONE, INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000, 1999 and 1998

1.      NATURE OF BUSINESS AND CONTINUING OPERATIONS:

        Blue Zone, Inc. (the "Company") is incorporated in the state of Nevada and is in the business of providing technical and creative expertise and software licensing related to Website and interactive television development and related Internet strategies to assist the traditional mass media corporations in accessing the world wide web, through set-top boxes and other interactive devices.

        These consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations. The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing. The Company has reported losses in the last three years, and has an accumulated deficit of $5,738,665 at December 31, 2000 (1999 - $1,433,831). Management
        continues to review operations in order to identify additional strategies, including obtaining future sales contracts, designed to generate cash flow, improve the Company's financial position, and enable the timely discharge of the Company's obligations. If management is unable to identify sources of additional cash flow in the short term, it may be required to reduce or limit operations.



2.      SIGNIFICANT ACCOUNTING POLICIES:

        (a)     Basis of presentation:

                On October 8, 1999, Western Food Distributors Ltd. ("Western Food"), a public company listed on the over-the-counter bulletin board in the United States, an entity without significant operations, issued 12,000,000 common shares as consideration in exchange for 100% of the issued and outstanding shares of Blue Zone Productions Ltd. ("Blue Zone"), a company incorporated in the province of British Columbia, Canada. This transaction was accounted for as a recapitalization of Blue Zone, effectively as if Blue Zone had issued common shares for consideration equal to the net assets of Western Food. Immediately following the transaction, Western Food changed its name to Blue Zone, Inc.

                The Company's historical financial statements reflect the financial position, results of operations and cash flows of Blue Zone for each of the years in the three year period ended December 31, 2000 and include the operations of Western Food from the date of the effective recapitalization, being October 8, 1999. Stockholders' equity gives effect to the shares issued to the stockholders of Blue Zone prior to October 8, 1999 and of the Company thereafter.

                These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The financial statements include the accounts of the Company's wholly-owned subsidiaries, Blue Zone Productions Ltd., Blue Zone Entertainment Inc. and Blue Zone International Inc. All material intercompany balances and transactions have been eliminated in the consolidated financial statements.

BLUE ZONE, INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000, 1999 and 1998

2.      SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        (b)     Use of estimates:

                The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and recognized revenues and expenses for the reporting periods. Significant areas requiring the use of estimates include the valuation of long-lived assets, the estimation of the fair market value of equity instruments and the valuation of future tax assets. Actual results may differ significantly from these estimates.

        (c)     Revenue recognition:

                In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") and amended it in March 2000. SAB 101 formalizes current interpretations of software revenue recognition requirements. The Company adopted the provisions of SAB 101 during the current year without a change in accounting principles.

                (i) Product and service:

                The Company generates product and service revenues through the following sources: creative consulting services, interactive broadcasting development and maintenance and software licensing. Consulting service revenues are recognized upon delivery of the service. Interactive broadcasting maintenance is recognized over the term of the contracts, typically month to month. For long-term development projects, revenue is recognized on a percentage of completion basis, based upon achievement of specifically identifiable milestones. Software licensing revenue is recognized over the term of the license.

                Revenue that has been prepaid or invoiced but does not yet qualify for recognition under the Company's policies is reflected as deferred revenue.

                (ii) Exchange product and services:

                On August 1, 1997, the Company entered into an agreement to exchange services with a British Columbia television station. The Company provided website development and monthly maintenance services in exchange for daily television advertising. The Company recognized the revenues and advertising expenses from the barter transaction at the fair value of the advertising received.

                In fiscal 2000, the Company adopted EITF No. 99-17 "Accounting for Advertising Barter Transactions". EITF 00-17 provides that the Company recognize revenue and advertising expenses from barter transactions at the fair value only when it has a historical practice of receiving or paying cash for similar transactions. The Company has not recorded barter transactions during the year ended December 31, 2000.

BLUE ZONE, INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000, 1999 and 1998

2.      SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        (d)     Foreign currency:

                The functional currency of the Company and its Barbados subsidiary is the United States dollar. The functional currency of the operations of the Company's wholly-owned Canadian operating subsidiaries is the Canadian dollar. Assets and liabilities measured in Canadian dollars are translated into United States dollars using exchange rates in effect at the balance sheet date with revenue and expense transactions translated using average exchange rates prevailing during the year. Exchange gains and losses arising on this translation are excluded from the determination of income and are reported as the foreign currency translation adjustment in stockholders' equity.

        (e)     Cash and cash equivalents:

                The Company considers all short-term investments with a term to maturity at the date of purchase of three months or less to be cash equivalents.

        (f)     Fixed assets assets:

                Fixed assets are stated at cost.

                Depreciation is provided on the declining balance basis using the following annual rates:

                Asset                                                 Rate
                -----                                                 ----
                Equipment and computers                                30%
                Software                                               30%
                Furniture and fixtures                                 30%

                Leasehold improvements are amortized on the straight-line basis over 5 years representing the term of the lease.

        (g)     Research and development and advertising:

                Research and development and advertising costs are expensed as incurred.

                Advertising costs charged to selling and marketing expenses in 2000 total $4,993 (1999 - $513,252; 1998 - $505,698).
                Advertising costs in 1999 and 1998 include the exchange advertising presented separately in the statement of operations.

                Equipment used in research and development is capitalized only if it has an alternative in future use, which alternative is not solely in research and development activities.

BLUE ZONE, INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000, 1999 and 1998

2.      SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        (h)     Stock-based compensation:

                The Company accounts for its stock-based compensation arrangements with employees in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. This practice is allowed under the provisions of Statement of Financial Accounting Standard No. 123. As such, compensation expense under fixed term option plans is recorded at the date of grant to the extent that the market value of the underlying stock at the date of grant exceeds the exercise price. In accordance with SFAS 123, since the Company has continued to apply the principles of APB 25 to employee stock compensation, pro forma loss and pro forma loss per share information has been presented in note 7(b) as if the options had been valued at their fair values. The Company recognizes compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received based upon the fair value of the services or equity instruments issued, whichever is more reliably determined. Stock compensation expense is recognized as earned, which is generally over the vesting period of the underlying option.

                In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." Blue Zone adopted FIN 44 effective July 1, 2000 with respect to certain provisions applicable to new awards and changes in grantee status. FIN 44 addresses practice issues related to the application of APB 25. The application of FIN 44 does not have a material impact on the consolidated financial position or results of operations of the Company at December 31, 2000.

        (i) Impairment of long-lived assets and long-lived assets to be disposed of:

                The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of long-lived assets and for long-lived assets to be disposed of". At December 31, 2000, the only long-lived assets reported on the Company's consolidated balance sheet are fixed assets. This statement requires that long-lived assets and certain identifiable recorded intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell.

BLUE ZONE, INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000, 1999 and 1998

2.      SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        (j)     Comprehensive income:

                Comprehensive income consists of net loss and foreign currency translation adjustments that are separately presented in the consolidated statements of stockholders' equity. Comprehensive income for each of the years presented is as follows:

                                                               2000                1999             1998
                                                            -----------        -----------       ---------
                 Net loss                                   $ 3,843,767        $ 1,422,331       $  28,457

                 Other comprehensive loss (income):
                  Foreign currency translation adjustment       174,663             25,585          (1,103)
                                                            -----------        -----------       ---------

                 Comprehensive loss                         $ 4,018,430        $ 1,447,916       $  27,354
                                                            ===========        ===========       =========

        (k)     Income taxes:

                The Company follows the asset and liability method of accounting for income taxes. Under this method, current taxes are recognized for the estimated income taxes payable for the current period. Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as the benefit of losses available to be carried forward to future years for tax purposes.

                Future tax assets and liabilities are measured using the enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered and settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is recorded for future tax assets when it is not more likely than not that such future tax assets will be realized.

        (l)     Net loss per share:

                Basic loss per share is computed using the weighted average number of common shares outstanding during the periods, and gives retroactive effect to the shares issued on the recapitalization described in note 2. Diluted loss per share is computed using the weighted average number of common shares and potentially dilutive common stock equivalents, including stock options and warrants, outstanding during the period. As the Company has a net loss in each of the periods presented, basic and diluted net loss per share is the same, as any exercise of the 524,981 warrants (note 7(c)) or the 3,871,250 share purchase options (note 7(b)) outstanding at December 31, 2000 would be anti-dilutive.

BLUE ZONE, INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000, 1999 and 1998

2.      SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        (l)     Net loss per share (continued):

                The net loss per common share has been adjusted for the charges related to the redeemable equity securities described in note 7(a) as follows:

                Net loss per statement of operations                 $3,843,767
                Adjustments to income available to
                  common shareholders:
                  Amortization of deferred finance costs                197,493
                  Accretion of premium on redeemable
                     equity securities                                  429,752
                                                                     ----------
                Net loss available for common shareholders           $4,471,012
                                                                     ==========

3.      ACCOUNTS RECEIVABLE

                Accounts receivable are shown net of an allowance for doubtful accounts of $82,025 at December 31, 2000 (1999 - nil).

4.      FIXED ASSETS:

                                                      Accumulated      Net book
    2000                                    Cost      depreciation       value
    ----                                -----------   ------------    ---------
    Equipment and computers             $   680,988     $ 179,775     $ 501,213
    Software                                151,705        29,398       122,307
    Furniture and fixtures                   91,229        23,662        67,567
    Leasehold improvements                  222,307        74,497       147,810

                                        -----------     ---------     ---------
                                        $ 1,146,229     $ 307,332     $ 838,897
                                        ===========     =========     =========

                                                      Accumulated      Net book
    1999                                    Cost      depreciation       value
    ----                                -----------   ------------    ---------
    Equipment and computers             $   292,249     $  70,668     $ 221,581
    Software                                 37,644         8,562        29,082
    Furniture and fixtures                   42,362         9,343        33,019
    Leasehold improvements                  172,008        30,094       141,914

                                        -----------     ---------     ---------
                                        $   544,263     $ 118,667     $ 425,596
                                        ===========     =========     =========

BLUE ZONE, INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000, 1999 and 1998

5.      ACCRUED LIABILITIES:

                                             2000         1999
                                          ---------     ---------
        Professional fees                 $ 104,697     $ 39,226
        Goods and service tax                    --       57,056
        Other                                93,380       82,018

                                          ---------     ---------
                                          $ 198,077     $ 178,300
                                          =========     =========

        Accounts payable at December 31, 2000 include $33,612 (1999 - $45,559) payable to a director of the Company, representing un-reimbursed travel and entertainment expenses incurred by the director during the year on behalf of the Company.

6.      PAYABLE TO STOCKHOLDERS:

        The amount payable to stockholders is repayable in Canadian dollars, non-interest bearing, unsecured and without specific terms of repayment. The balance was repaid during the year ended December 31, 2000.

7.      STOCKHOLDERS' EQUITY:

        (a)     Private placement:

                The Company completed a private placement of common stock effective September 8, 2000, whereby the Company issued 705,467 common shares at $7.0875 per share for gross proceeds of $5,000,000, together with initial share purchase warrants for an additional 148,148 shares at $8.10 per share, expiring on September 8, 2003. Payment of $1,000,000 of the $5,000,000 in
                gross proceeds was contingent upon registration of the related common stock with the Securities and Exchange Commission. The Company also issued adjustment warrants to the investors, entitling them to purchase a significant number of shares of common stock at an exercise price of $0.001 per share if the price of the Company's shares declined. In addition, The Company granted a one-year option to the investors to acquire up to an additional $2,000,000 in shares based on then-prevailing market prices.

                All of the common shares and the shares underlying the option and the warrants sold in the private placement, including warrants issued upon exercise of the option, were subject to redemption at the discretion of the investors. Due to these redemption provisions, the Company recorded the $4,000,000 received on the private placement as redeemable equity securities.

BLUE ZONE, INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000, 1999 and 1998

7.      STOCKHOLDERS' EQUITY (CONTINUED):

        (a)     Private placement (continued):

                On December 21, 2000, the Company and the investors agreed to amend the terms of the private placement. As a result, the Company redeemed the redeemable equity securities for $4,000,000 and cancelled the $1,000,000 payment due to the Company upon registration of the securities and the related option and warrants originally granted. The excess of the carrying value of the redeemable equity securities over the redemption amount was recorded in the statement of stockholders equity.

                The 20% redemption premium and amortization of deferred finance costs related to the issuance of the redeemable equity securities were recognized as a charge to retained earnings over the period to December 21, 2000, being the redemption date of the redeemable equity securities as described above, with the remaining amount of deferred finance costs being written off at December 21, 2000 and are included in the computation of the excess of carrying value of redeemable equity securities over redemption amount in the consolidated statement of stockholders' equity (deficit).

                Under the new agreement, the Company issued 3,000,000 common shares for total proceeds of $2,500,000. These common shareholders also have a two-year right of first refusal on certain types of future sales of Blue Zone securities.

        (b)     Stock option plan:

                The Company has reserved 6,780,000 common shares for issuance under its stock option plan. The plan was amended during 2000 to expand the number of shares reserved for issuance from 4,500,000 shares. The plan provides for the granting of stock options to directors, officers, eligible employees and contractors.

                Of the stock purchase options granted during the year ended December 31, 2000, 1,356,000 vest immediately, and the remaining options vest at a rate of 25% per year.

                The Board of Directors determines the terms of the options granted, including the number of options granted, the exercise price and their vesting schedule.

BLUE ZONE, INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000, 1999 and 1998

7.      STOCKHOLDERS' EQUITY (CONTINUED):

        (b)     Stock option plan (continued):

                A summary of stock option activity for the two years ended December 31, 2000 is as follows:

                                                              Number           Weighted
                                                                of             Average
                                                              shares           Exercise
                                                                                 price
                                                             ---------       -------------
                Options outstanding, December 31, 1998              --       $          --

                    Granted                                  1,995,000                5.00
                    Exercised                                       --                  --
                    Cancelled/forfeited                             --                  --
                                                             ---------       -------------
                Options outstanding, December 31, 1999       1,995,000                5.00

                    Granted                                  2,089,500        1.59 - 13.44
                    Exercised                                   (1,250)               5.00
                    Cancelled/forfeited                       (212,000)               5.00
                                                             ---------       -------------

                Outstanding, December 31, 2000               3,871,250       $        5.65
                                                             =========       =============

                The following table summarizes information concerning outstanding and exercisable stock options at December 31, 2000:

                Exercise price                          Remaining                         Number
                  per share                               number                        exercisable
                                                       outstanding
                --------------                         -----------                      -----------
                $   1.75                                   25,000                               --
                    1.59                                   25,000                               --
                    3.03                                   25,000                               --
                    5.00                                2,691,250                        2,030,125
                    7.44                                1,100,000                        1,100,000
                   13.44                                    5,000                            1,250
                                                        ---------                       ---------

                                                        3,871,250                       3,131,375
                                                        =========                       =========

        The options outstanding at December 31, 2000 expire on November 9, 2009.

BLUE ZONE, INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000, 1999 and 1998


7.      STOCKHOLDERS' EQUITY (CONTINUED):

        (b)     Stock option plan (continued):

                During the year ended December 31, 2000, the Company recorded non-cash compensation expense of $270,428 (1999 - $16,094; 1998
                - nil) and deferred compensation expense of $69,168 (1999 - $48,281; 1998 - nil) relating to the issuance of 2,083,500 (1999
                - 1,888,500; 1998 - nil) common stock purchase options to certain employees, officers, and directors of the Company, representing the implicit benefit derived from the exercise price being less than fair market value. The deferred compensation expense, which relates to options granted to employees, is being amortized at 25% per year, the vesting period of the underlying options.

                During the year ended December 31, 2000, the Company recorded non-cash compensation expense of $88,745 (1999 - $280,917; 1998
                - nil) relating to the issuance of 6,000 (1999 - 106,500; 1998 -
                nil) common stock purchase options to certain contractors of the Company, representing the fair value benefit of the options.

                The Company's accounting policy for grants to employees under the Company's existing stock based compensation plan is disclosed in note 2(h). Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards under those plans consistent with the measurement provisions of FAS 123, the Company's net loss and basic loss per share would have been adjusted as follows:

                                                                 2000             1999
                                                                 ----             ----
                Loss for the period - as reported            $  3,843,767     $  1,422,331
                Loss for the period - pro forma                12,534,750        6,943,905
                Basic loss per share - as reported                   0.20             0.10
                Basic loss per share - pro forma                     0.59             0.49
                                                             ============     ============

                The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                 2000             1999
                                                                 ----             ----
                Expected dividend yield                           --               --
                Expected stock price volatility                  144%            70.0%
                Risk-free interest rate                          5.0%             6.0%
                Expected life of options                      5 years          5 years
                                                              =======          =======

BLUE ZONE, INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000, 1999 and 1998


7.      STOCKHOLDERS' EQUITY (CONTINUED):

        (c)     Warrants:

                During 1999, the Company issued 524,981 stock purchase warrants. The warrants allow the holder to purchase 1 common share at a price of $5.63 per share if the warrant is exercised before October 1, 2000 and a price of $6.75 per share if the warrant is exercised after October 1, 2000. The exercise price of the warrants exceeded the market price of the Company's common stock on the date of issuance. The warrants expire on October 1, 2001. To December 31, 2000, no warrants have been exercised.

8.      OPERATING LEASES:

        The Company leases office facilities in Vancouver and Toronto and an apartment in Toronto under operating lease agreements that expire at various dates to November 30, 2004. Minimum lease payments under these operating leases are approximately as follows:


        2001                                                 $ 102,000
        2002                                                    83,000
        2003                                                    84,000
        2004                                                    66,000

        The Company paid rent expense totaling $167,754 for the year ended December 31, 2000 (1999 - $27,940, 1998 - $13,184).

9.      INCOME TAXES:

        Income tax recovery attributable to losses primarily from foreign operations was $Nil for the years December 31, 2000 and 1999, respectively, and differed from the amounts computed by applying the United States federal income tax rate of 34 percent to pretax losses from operations as a result of the following:

                                                                   2000           1999            1998
                                                               ------------    ----------     ----------
        Computed "expected" tax recovery                       $ (1,306,881)   $ (483,592)    $ (11,182)
        Increase (reduction) in income taxes resulting from
          income taxes in a higher jurisdiction                    (422,814)     (156,456)       (3,617)
        Permanent difference resulting from stock-based
           compensation and other non-deductible items              487,949       133,654            --
        Change in valuation allowance                             1,241,746       506,394        10,368

                                                               ------------    ----------     ----------
                                                               $         --    $       --     $  (4,431)
                                                               ============    ==========     ==========

BLUE ZONE, INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000, 1999 and 1998


9.      INCOME TAXES (CONTINUED):

        The tax effects of temporary differences that give rise to significant portions of the future tax assets and future tax liabilities at December 31, 2000 and 1999 are presented below:

                                                                                 2000             1999
                                                                             -----------       -----------
        Deferred tax assets

           Fixed assets, principally due to differences in depreciation      $    94,534       $    46,996
           Net operating loss carryforwards                                    1,668,716           474,508
                                                                             -----------       -----------
           Total gross deferred tax assets                                     1,763,250           521,504
           Less valuation allowance                                           (1,763,250)         (521,504)

           Net deferred tax assets                                                    --                --
           Net deferred tax liabilities                                               --                --

                                                                             -----------       -----------
                                                                             $        --       $        --
                                                                             ===========       ===========

        The valuation allowance for deferred tax assets as of December 31, 2000 and 1999 was $1,763,250 and $521,504, respectively. The net change in the total valuation allowance for the years ended December 31, 2000 and 1999 was an increase of $1,241,746 and $506,394, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $3,900,000 prior to the expiration of the net operating loss carryforwards in 2007. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management does not believe it is more likely than not that the Company will realize the benefits of these deductible differences.


10.     FINANCIAL INSTRUMENTS:

        (a)     Fair values:

                The Company regularly invests funds in excess of its immediate needs in guaranteed investment certificates. The fair value of cash and cash equivalents, trade accounts receivable, receivable from employees, accounts payable and accrued liabilities approximates their financial statement carrying amounts due to the short-term maturities of these instruments. The carrying amount of shareholder loans approximates fair value since they have a short-term to maturity.

BLUE ZONE, INC.
Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Years ended December 31, 2000, 1999 and 1998

10.     FINANCIAL INSTRUMENTS (CONTINUED):

        (b)     Concentration of credit risk:

                During the year ended December 31, 2000, approximately 89% of the Company's revenue was derived from two customers, and approximately 73% of the accounts receivable at December 31, 2000 was from one customer.

                During the year ended December 31, 1999 approximately 80% of the Company's revenue was derived from two customers. In 1998 approximately 74% of revenue was derived from two customers.

        (c)     Foreign currency risk:

                The Company operates internationally which gives rise to the risk that cash flows may be adversely impacted by exchange rate fluctuations.

11.     SEGMENTED INFORMATION:

        The Company operates in one business segment, the business of technical and creative expertise and software licensing related to Website and interactive television development and related Internet strategies. The revenue for the three years ended December 31, 2000 has been derived exclusively from business in Canada.

12.     CONTINGENCY:

        The Company is currently undergoing an audit by the Consumer Taxation branch of the British Columbia Ministry of Consumer and Corporate Affairs for provincial sales tax for the period from November 1, 1997 to October 31, 2000. The Ministry has proposed an assessment of approximately $182,000 relating to various items from this period, including tax on revenue and tax on capital assets purchased outside the province for use in B.C. The Company believes the proposed assessment applies tax to items that are not taxable and has given notice of management's intention to dispute the proposed assessment. The Company has provided $15,700 in the accounts at December 31, 2000, representing management's best estimate of the amount that will likely be payable in respect of the possible assessment.

13.     COMPARATIVE FIGURES:

        Certain comparative figures have been reclassified to conform to presentation adopted in the current year.

ITEM 9. CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In December 1999, the Company selected KPMG LLP as our principal independent auditors to replace David E. Coffey, Certified Public Accountant. Mr. Coffey was dismissed in December 1999 in accordance with a recommendation approved by Blue Zone's board of directors. In connection with the audit of the financial statements for the fiscal years ended December 31, 1997 and 1998 of what was then Western Food Distributors, Inc., there were no disagreements with David E. Coffey, Certified Public Accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of David E. Coffey, Certified Public Accountant, would have caused them to make reference to the matter in their report. The report of David E. Coffey, Certified Public Accountant on the financial statements of Western Food for the fiscal years ended December 31, 1997 and 1998 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

KPMG LLP have audited our financial statements, which give effect to the legal acquisition by Western Food Distributors, Inc. of Blue Zone Productions Ltd. for accounting purposes as a recapitalization effectively as if Blue Zone had issued common shares for consideration equal to the net monetary assets of Western Food, for each of the three years ended December 31, 2000.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and executive officers are as follows:

NAME                                  AGE        POSITION
----                                  ---        --------
F. Michael P. Warren(1)(2)            65    Chairman of our Board of Directors

Bruce Warren(2)                       35    Chief Executive Officer and Director

Jamie Ollivier                        37    President and Director

Catherine Warren                      38    Chief Operating Officer

Tryon Williams(1)(3)                  59    Director

David Thomas(3)                       54    Director

Jay Shecter(1)(2)(3)                  57    Director

(1)    Member of our Compensation Committee.
(2)    Member of our Finance Committee.
(3)    Member of our Audit Committee.

Our Chief Executive Officer, Bruce Warren, and our chief operating officer, Catherine Warren, are the son and daughter, respectively, of our Chairman, F. Michael P. Warren. Otherwise, no family relationship exists between or among any of our directors, executive officers or significant employees or any person contemplated to become a director, executive officer or significant employee.

F. MICHAEL P. WARREN, Q.C. has been our Chairman and a director since October 8, 1999. Mr. Warren is the founder and chairman of Warren Capital Limited, a venture capital company, and has served as its chairman since March 1998. From January 1991 to March 1998, Mr. Warren was chairman of International Murex Technologies Corporation, a medical diagnostics company, which was sold to Abbott Laboratories in March 1998.

BRUCE WARREN has been our Chief Executive Officer and a Director since October 8, 1999. Mr. Warren co-founded our subsidiary, Blue Zone Productions Ltd., and has served as its President since 1992. Mr. Warren created and programmed our software prototype, MediaBZ, and, along with our President, Jamie Ollivier, is primarily responsible for negotiating agreements with our broadcasting and media clients.

JAMIE OLLIVIER has been our President and a Director since October 8, 1999. Mr. Ollivier co-founded our Blue Zone Productions Ltd. subsidiary and has served as its creative director from 1994 to the present. From January 1991 to January 1993, Mr. Ollivier was secretary of Balancetech, Inc., a software development firm, which he also co-founded.

CATHERINE WARREN has been our Chief Operating Officer since October 8, 1999 and was the Chief Operating Officer for Blue Zone Productions Ltd. from May 1999 until October 1999. From June 1996 to February 1999, Ms. Warren was a director of the Vancouver Aquarium, where her responsibilities included strategic business development for new media. From November 1992 to June 1996, Ms. Warren was executive director and publisher for the Association for the Promotion and Advancement of Science Education, a multimedia development organization. From 1985 to 1992, Ms. Warren held various senior management positions publishing computer trade, science and interactive titles in the US and UK.

TRYON M. WILLIAMS has served as one of our Directors since October 8, 1999. Since 1984, Mr. Williams has served as a principal of Tarpen Research Corporation, a private consulting firm, and since 1993, he has been an Adjunct Professor, Faculty of Commerce and Business Administration at the University of British Columbia. From 1988 to 1991, he was President and Chief Executive Officer of Distinctive Software, Inc. in Vancouver, BC, and, upon the acquisition of that company by Electronic Arts Inc., North America's largest developer of entertainment software, he became President and Chief Executive Officer of Electronic Arts (Canada) Inc., where he continued until 1993. Since 1993, Mr. Williams has also been the Managing Partner of CEG, AVC and PEG Partnerships, created to invest in entertainment software worldwide. Mr. Williams is a director of York Medical, Inc., CellStop International Limited and several other private corporations.

DAVID THOMAS has served as one of our Directors since October 8, 1999. In 1997, Mr. Thomas founded Bedarra Corporation, a privately-held management and technology consulting company, and has served as its President since 1998. From 1991 to 1998, Mr. Thomas was President and Chief Executive Officer of Object Technology International, a technology company, which he also founded. Mr. Thomas was a professor of engineering at Carleton University from 1983 to 1991.

JAY SHECTER has served as one of our Directors since January 1, 2000. From January 1, 2000 to June 15, 2000, Mr. Shecter served as our Treasurer. From March 1997 to December 1999, Mr. Shecter was a vice President in charge of strategic sourcing for the Universal Studios subsidiary of the Seagrams Company Ltd. From July 1992 to February 1997, Mr. Shecter was a senior vice President and chief financial officer for Chivas Brothers Ltd. and a chief financial officer responsible for the company's Global Whisky Group.

COMPOSITION OF OUR BOARD OF DIRECTORS

We currently have six directors. All directors currently hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Our officers are elected annually by the Board of Directors and hold office until their successors are elected and qualified.

COMMITTEES OF OUR BOARD OF DIRECTORS

AUDIT COMMITTEE

Our Audit Committee, which currently consists of Messrs. Shecter, Thomas and Williams, recommends the appointment of our independent public accountants, reviews and approves the scope of our annual audit, and reviews the results thereof with our independent accountants. Our Audit Committee also assists our Board of Directors in fulfilling its fiduciary responsibilities relating to accounting and reporting policies, practices and procedures, and reviews the continuing effectiveness of our business ethics and conflicts of interest policies.

COMPENSATION COMMITTEE

Our Compensation Committee, which currently consists of Messrs. Shecter, Williams and F. Michael P. Warren, recommends to our Board of Directors the salaries, bonuses and stock awards received by our executive officers. Our Compensation Committee is also responsible for administering our 1999 Stock Option Plan. Our Compensation Committee determines the recipients of awards, sets the exercise price and number of shares granted, and determines the terms, provisions and conditions of rights granted.

FINANCE COMMITTEE

Our Finance Committee, which consists of Messrs. Shecter, F. Michael P. Warren and Bruce Warren, reviews and approves our annual capital budget and our long-term financing plans. Our Finance Committee oversees the implementation of personnel and systems to manage the financial reporting needs of our business. When applicable, our Finance Committee also oversees our credit facilities, insurance coverage, investments, and commercial and investment banking relationships.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the Compensation Committee and none of our executive officers has a relationship that would constitute an interlocking relationship with executive officers and directors of another entity.

DIRECTOR COMPENSATION

Directors currently do not receive cash compensation for their services as members of the Board of Directors, although members are reimbursed for expenses in connection with attendance at Board of Directors, committee meetings, and specific Blue Zone business meetings. Directors are eligible to participate in our 1999 Stock Option Plan. Option grants to directors are at the discretion of the Compensation Committee, and we have no specific plans regarding amounts to be granted to our directors in the future.

During the year ended December 31, 2000, we granted options to Jay Shecter to purchase 150,000 shares of common stock. The options have an exercise price of $5.00 per share and expire on November 10, 2009. We also granted options to each of Bruce Warren and Jamie Ollivier to purchase 500,000 shares of our common stock. These options have an exercise price of $7.44 and terminate on November 10, 2009.

During the year ended December 31, 1999, we granted options to each of F. Michael P. Warren, David Thomas, and Tryon Williams to purchase 150,000 shares of common stock. The options have an exercise price of $5.00 per share and expire on November 10, 2009. We also granted options to each of Bruce Warren and Jamie Ollivier to purchase 500,000 shares of our common stock. These options have an exercise price of $5.00 and terminate on November 10, 2009.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, Mr. Bruce Warren, Mr. Ollivier, Ms. Warren, Mr. Black, Mr. F. Michael P. Warren, Mr. Williams, Mr. Shecter and Mr. Thomas each failed to file an initial Form 3 and have each failed to file a Form 5 for the fiscal year ended December 31, 2000.

ITEM 11. EXECUTIVE COMPENSATION

The following table describes the compensation Blue Zone paid to our Chief Executive Officer and our executive officers who earned more than $100,000 during the fiscal year ended December 31, 2000 (the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

                                                                             LONG-TERM
                                    ANNUAL COMPENSATION                     COMPENSATION
                        -------------------------------------------    ------------------------
                                                                       RESTRICTED    SECURITIES
NAME AND                                               OTHER ANNUAL      STOCK       UNDERLYING      ALL OTHER
PRINCIPAL               SALARY             BONUS       COMPENSATION      AWARDS       OPTIONS/      COMPENSATION
POSITION      YEAR      ($)(1)              ($)             ($)           ($)         SARS(#)           ($)
--------      ----      ------             -----       ------------    ----------    ----------     ------------
Bruce
Warren -
CEO           2000      120,000              --             --             --         500,000
              1999       40,000              --             --             --         500,000              --

Jamie
Ollivier -
President     2000      120,000              --             --             --         500,000              --
              1999       40,000              --             --             --         500,000              --

Catherine
Warren -
COO           2000      100,000              --             --              --        200,000
              1999       29,000              --             --              --        100,000

----------

(1) All of the compensation paid to the Named Executive Officers is paid through Blue Zone Entertainment Inc. for services rendered as executives of all of the Blue Zone group of companies. See additional discussion in Employment Arrangements section of Item. 10 of this report.

OPTION GRANTS IN THE LAST FISCAL YEAR

The following table sets forth all stock options granted to Named Executive Officers during the fiscal year ended December 31, 2000, all of which were granted pursuant to our 1999 Stock Option Plan. No stock options were exercised by any of our executive officers during the fiscal year ended December 31, 2000.

                                                                                             Potential Realizable Value
                                                                                              at Assumed Annual Rates
                                                                                                   of Stock Price
                                                                                                Appreciation for the
                                            Individual Grants                                     Option Period (2)
                      -------------------------------------------------------------        ------------------------------
                                        Percent of
                      Number of        Total Options
                      Securities         Granted to       Exercise
                      Underlying        Employees in      or Base
                       Options          Fiscal Year       Price Per     Expiration
Name                   Granted              (1)             Share          Date                5%                 10%
----                  ----------        ------------      ---------     ----------         ----------         -----------
Bruce Warren           500,000             23.9%           $ 7.44        11/9/2009         $2,051,000         $5,052,000

Jamie Ollivier         500,000             23.9%           $ 7.44        11/9/2009         $2,051,000         $5,052,000

Catherine Warren       100,000              4.8%           $ 7.44        11/9/2009         $  410,000         $1,010,000
                       100,000              4.8%           $ 5.00        11/9/2009         $  276,000         $  679,000


----------
(1) Based upon options to purchase an aggregate of 2,089,500 shares of our common stock granted in 2000.

(2) In accordance with the rules of the Securities and Exchange Commission, shown is the potential realizable value over the term of the option, the period from the grant date to the expiration date, giving effect to an assumed price of $7.44 per share for all of the options granted, except the options granted to Catherine Warren with an exercise price of $5.00, which give effect to an assumed price of $5.00 per share, (the fair market value on the date of grant) and based on an assumed rate of stock appreciation of 5% and 10%, compounded annually. These rates are mandated by the Securities and Exchange Commission and do not represent our estimate of our future common stock price. Actual gains, if any, on stock option exercises will depend on the future performance of our common stock.

1999 STOCK OPTION PLAN

Our 1999 Stock Option Plan, as amended, has 6,780,000 shares of our common stock reserved for issuance upon exercises of options under the plan. As of December 31, 2000 options to purchase a total of 3,977,500 shares had been granted, of which 3,871,250 options remained outstanding at exercise prices ranging from $1.59 to $13.44 per share. Options to purchase 2,802,500 shares remained available for future grant under the 1999 Stock Option Plan.

Our Compensation Committee administers the 1999 Stock Option Plan. Our Compensation Committee is authorized to construe and interpret the provisions of the 1999 Stock Option Plan, to select employees, directors and consultants to whom options will be granted, to determine the terms and conditions of options and, with the consent of the grantee, to amend the terms of any outstanding options. The committee is constituted in such a manner as to satisfy applicable laws, including Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended. With respect to Awards subject to Internal Revenue Code Section 162(m), the committee is comprised solely of two or more "outside directors" as defined under Internal Revenue Code Section 162(m) and applicable tax regulations. For grants of awards to individuals not subject to Rule 16b-3 and Internal Revenue Code Section 162(m), our Board may authorize one or more officers to grant such awards.

The 1999 Stock Option Plan provides for the granting to our employees of incentive stock options and the granting to our employees, directors and consultants of non-qualified stock options. Our Compensation Committee determines the terms and provisions of each option granted under the 1999 Stock Option Plan, including the exercise price, vesting schedule, repurchase provisions, rights of first refusal and form of payment. In the case of incentive options, the exercise price cannot be less than 100% (or 110%, in the case of incentive options granted to any grantee who owns stock representing more than 10% of the combined voting power of Blue Zone or any of our parent or subsidiary corporations) of the fair market value of our common stock on the date the option is granted. The exercise price of non-qualified stock options shall not be less than 85% of the fair market value of our common stock. The exercise price of options intended to qualify as performance-based compensation for purposes of Code Section 162(m) shall not be less than 100% of the fair market value of the stock. The aggregate fair market value of the common stock with respect to any incentive stock options that are exercisable for the first time by an eligible employee in any calendar year may not exceed $100,000.

The term of options under the 1999 Stock Option Plan will be determined by our Compensation Committee; however, the term of an incentive stock option may not be for more than ten years (or five years in the case of incentive stock options granted to any grantee who owns stock representing more than 10% of the combined voting power of Blue Zone or any of our parent or subsidiary corporations). Where the award agreement permits the exercise of an option for a period of time following the recipient's termination of service with us, disability or death, that option will terminate to the extent not exercised or purchased on the last day of the specified period or the last day of the original term of the option, whichever occurs first.

If a third party acquires us through the purchase of all or substantially all of our assets, a merger or other business combination, except as otherwise provided in an individual award agreement, all unexercised options will terminate unless assumed by the successor corporation.

EMPLOYMENT ARRANGEMENTS

As of January 1, 2000, our Blue Zone Entertainment Inc. subsidiary entered into employment agreements with Bruce Warren, to serve as Chief Executive Officer, Jamie Ollivier, to serve as President, and Catherine Warren to serve as Chief Operating Officer. The agreements provide for annual salaries of not less than $120,000, $120,000, and $100,000, for Bruce Warren, Jamie Ollivier and Catherine Warren, respectively. The salaries are paid by Blue Zone Entertainment, as the operating company in the Blue Zone group of companies, for executive services to all of the companies in the Blue Zone group.

The salaries for the Named Executive Officers are set by Blue Zone's Compensation Committee, which may increase the annual salaries for the preceding year upon review of the executive's performance. Under the agreements, the executives are entitled to receive incentive compensation based upon the achievement of performance goals to be established jointly by the executive and the Compensation Committee. If the executive achieves the performance goals, the executive will receive a bonus equal to 50% of the executive's annual salary. If the executive exceeds the performance goals by an amount agreed upon by the executive and the Compensation Committee, then the executive may receive a bonus of up to an additional 100% of the executive's annual salary, for a total bonus of 150% of the executive's salary.

The employment agreements do not specify a term of employment. However, the executive's employment with us may be terminated if (a) the executive is convicted of a felony or any other criminal offense which has a material adverse effect on us or the executive's ability to carry out his duties of employment;
(b) the executive willfully commits acts materially detrimental to our business or reputation; (c) there is any material breach of any of the executive's covenants or fiduciary duties as specified in the employment agreement which is not capable of being cured by the executive or, if capable of being cured, which is not cured by the executive within 15 days following written notice thereof from our Board of Directors; or (d) the executive knowingly fails to follow specific directives of our Board of Directors consistent with his duties.

The executive's employment with us may be terminated if the executive suffers a physical or mental condition, other than pregnancy, which results in the executive's absence from his employment duties for a period of ninety (90) or more consecutive days. If the employment of any of the executives is terminated under such circumstances, the executive shall be entitled to 180 days of severance pay at full salary from the date the executive is deemed to have such disability less any amounts received by the executive from disability insurance. Alternatively, the executive's employment with us may be terminated upon the death of the executive. If the employment of any of the executives is terminated by reason of death, the Company shall pay the balance of the monies due under the agreement to the estate or beneficiaries of the decreased executive.

An executive's employment may also be terminated at the sole discretion of the Board of Directors. In such circumstances, however, we are required to pay the executive two years of severance pay at full salary plus one year of any incentive or bonus compensation required to be paid to the executive and, in such an event, the executive is not required to mitigate damages.

The employment agreements with Bruce Warren and Jamie Ollivier provide that each of them shall be nominated for election to our Board of Directors. In addition, we agreed that, while employed with us, Mr. Warren and Mr. Ollivier would each serve as members of the Executive Committee of our Board of Directors, when and if established, along with the Chairman of the Board.

Under the agreements, the executives are entitled to receive certain additional benefits. The executives may participate in our present and future stock option, benefit and deferred compensation plans. In addition, we are required to reimburse the executives for their club and professional society membership dues and monthly charges, the costs of their financial, tax and estate planning, and an automobile allowance. Under the employment agreements, we are also required to reimburse each executive for: (i) travel, meals and lodging expenses incurred when the executive's spouse travels with the executive on business for more than 15 days; (ii) childcare expenses incurred for the executive's pre-school children when the executive's nanny or babysitter accompanies the executive on business travel; or (iii) expenses incurred for home- based childcare for the executive's pre-school children when the executive travels on our behalf. In addition, if any executive is required to include any of these benefits as income for purposes of federal or provincial tax, we will reimburse the executive for any and all taxes paid.

Under the employment agreements, we retain all proprietary and intellectual property rights in everything created, developed or conceived by the executives while employed with us. In addition, so long as any executive is employed with us, the executive is bound by non-competition and non-solicitation covenants. During the term of employment and for one year thereafter, the executive is prohibited from directly competing with us in any management capacity in any phase of our business in any geographic area throughout the world in which we presently market our products and services. If we begin to market our products and services in new countries, the prohibition is amended automatically to include those new geographic areas and, if we cease to market our products and services in a particular geographic area, that area is no longer prohibited after six months. During the term of employment and for two years thereafter, the executive is prohibited from soliciting business or customers that the executive serviced while employed with us and may not solicit or attempt to solicit any of our employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information known to us with respect to beneficial ownership of our common stock as of March 19, 2001 by:

        - each person known by us to beneficially own 5% or more of our outstanding common stock;

        -       each of our directors;

        -       each of the Named Executive Officers; and

        -       all of our directors and executive officers as a group.

In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or direct the disposition of such security. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 19, 2001 are deemed outstanding. Percentage of beneficial ownership is based upon 24,539,350 shares of common stock outstanding at March 19, 2001. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name. Except as otherwise indicated, the address of each of the persons in this table is as follows: c/o Blue Zone, Inc., 329 Railway Street, 5th Floor, Vancouver, British Columbia, V6A 1A4.



                                                                   Percent of Fully Diluted
                                              Number of Shares              Shares
 Shareholder                                  Beneficially Owned     Beneficially Owned
 ------------                                 ------------------   ------------------------
 F. Michael P. Warren ................          12,150,100(1)               41.8%
 P.O. Box 772
 The Valley
 Anguilla, B.W.I.

 Bruce Warren ........................           1,000,000(2)                3.4%

 Jamie Ollivier ......................           1,000,000(2)                3.4%

 Tryon M. Williams ..................              150,000(3)                   (4)
 203 Shakespeare Tower
 The Barbican
 London, England, EC2Y 8DR

                                                                   Percent of Fully Diluted
                                               Number of Shares            Shares
 Shareholder                                  Beneficially Owned     Beneficially Owned
 -----------                                  ------------------   ------------------------
 David A. Thomas .........................        150,000(3)                (4)
 Suite 412
 1 Stafford Road
 Nepean, ON
          Canada, K2H 1B9
 Jay Shecter .............................        150,000(3)                (4)
 1235 North Wetherly Drive
 Los Angeles, CA 90069

 All directors and executive officers
 as a group (6 persons) ..................     14,900,100(5)               51.3%

 Five Percent Stockholders:

 Millennium Partners L.P. ................      1,800,000                   6.2%
 Attn: Daniel Cohen
 666 5th Avenue, NY, NY
 10103

 Savoy Holdings Limited ..................      1,574,944(6)                5.4%
 Mansion House -- Suite 2B
 143 Main Street
 Gibraltar

----------

(1) Includes options to purchase 150,000 shares of our common stock at $5.00 per share until November 10, 2009.

(2) Represents options to purchase 500,000 shares of our common stock at $5.00 per share until November 10, 2009 and options to purchase 500,000 shares of our common stock at $7.44 per share until November 10, 2009.

(3) Includes options to purchase 150,000 shares of our common stock at $5.00 per share until November 10, 2009.

(4)     Represents less than one percent.

(5) Includes a total of 12,000,100 shares and 2,600,000 options referred to in notes (1), (2) and (3), and a total of 300,000 options held by Catherine Warren, our Chief Operating Officer, to purchase 200,000 shares of our common stock at $5.00 per share and 100,000 shares of our common stock at $7.44 per share until November 10, 2009.

(6) Includes stock purchase warrants to purchase 524,981 shares of the Company's common stock at a price of $6.75 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At December 31, 2000 the Company has recorded accounts payable of $34,000 to our Chairman, F. Michael P. Warren, in connection with un-reimbursed travel expenses incurred during the year. As of December 31, 1999, the un-reimbursed travel expenses payable to Mr. Warren totaled $46,000. During 2000, we repaid all amounts due to Mr. Warren for un-reimbursed travel and business expenses incurred by him in 1999.

On August 10, 2000, our subsidiary, Blue Zone Productions Ltd., entered into a letter of intent with F. Michael P. Warren, who agreed to provide our subsidiary with an unsecured credit facility of up to $1,000,000. The credit facility had a maximum term of one year from the date of the agreement at an interest rate equal to LIBOR plus 2% per annum. In connection with a financing that we completed on September 8, 2000, this letter of intent was terminated.

                                     PART IV

ITEMS 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this Form 10-K:

(1) FINANCIAL STATEMENTS

Reference is made to the Index to Financial Statements of Blue Zone, Inc. under
Item 8 in Part II of this Form 10-K.

(2) FINANCIAL STATEMENT SCHEDULES

All schedules are omitted because they are not required, they are not applicable or information appears included in the financial statements or notes thereto.

(3) EXHIBITS

The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

(4) REPORTS ON FORM 8-K

Blue Zone filed one report on Form 8-K during the third quarter of fiscal 2000. This report was filed on September 8, 2000, in connection with the private placement of our securities with Millennium Partners LP, Elliott Associates, L.P. and Westgate International, L.P.

EXHIBITS:

Exhibit
Number      Description
-------     -----------
2.1         Share Exchange Agreement, dated as of October 5, 1999, among F.
            Michael P. Warren, Bruce Warren, Jamie Ollivier, Blue Zone
            Productions Ltd., Blue Zone Entertainment Inc., Blue Zone
            International Inc. and Western Food Distributors, Inc. (A list of exhibits and schedules to the Share Exchange Agreement is set forth therein. The Registrant agrees to furnish to the Commission supplementally, upon request, a copy of any such exhibits or schedules not otherwise filed herewith.). (1)

3.1         Articles of Incorporation dated March 10, 1997. (1)

3.2         Certificate of Amendment to the Registrant's Articles of
            Incorporation, dated July 14, 1998, providing for a 5-for-1 stock split of all of the Registrant's outstanding common stock. (1)

3.3         Certificate of Amendment to the Registrant's Certificate of
            Incorporation, dated September 28, 1999, changing the name of the Registrant to "Blue Zone, Inc." and providing for a 1.125-for-1 stock split of all of the Registrant's issued and outstanding common stock. (1)

3.4         Bylaws. (1)

4.1         Warrant to purchase shares of common stock of Blue Zone, Inc., dated
            October 1, 1999, issued to Savoy Holdings Limited. (1)

4.3         Omitted

4.4         Omitted

4.5         Omitted

4.6         Warrant to purchase shares of Blue Zone common stock, dated
            September 8, 2000, issued to Ladenburg Thalmann. (3)

5.1         Opinion of McDonald Carano Wilson McCune Bergin Frankovich & Hicks
            LLP. (3)

10.1 Web site and Interactive Television Development Agreement, dated as of December 14, 1999, between CTV Television Inc. and Blue Zone
            Productions Ltd. (3)

10.2        Web site Development Agreement, dated July 1, 1999, between
            CKNW/CFMI, a division of WIC RADIO LTD., and Blue Zone Entertainment
            Inc. (3)

10.3        Joint Venture Agreement, dated June 16, 1998, between WIC Premium
            Television, a Limited Subsidiary of WIC Western International
            Communications Ltd. and Blue Zone Entertainment Inc. (3)

10.4        Business Banking Loan Agreement, dated July 9, 1999, between Blue
            Zone Productions Ltd. and Royal Bank of Canada. (1)

10.5        Guarantee and Postponement of Claim, dated July 9, 1999, executed by
            F. Michael P. Warren in favor of Royal Bank of Canada. (1)

10.6 Common Stock Investment Agreement dated September 8, 2000, between the Company and each person listed as an investor on Schedule 1 attached thereto. (2)

10.7        Registration Rights Agreement dated September 8, 2000, between the
            Company and each of the entities listed under investors on the signature pages thereto. (2)

Exhibit
Number      Description
-------     -----------
10.8        Employment Agreement, dated January 1, 2000, between Blue Zone
            Entertainment Inc. and Jamie Ollivier. (1)

10.9        Employment Agreement, dated January 1, 2000, between Blue Zone
            Entertainment Inc. and Bruce Warren. (1)

10.10       Employment Agreement, dated January 1, 2000, between Blue Zone
            Entertainment Inc. and Catherine Warren. (1)

10.11       Subscription Agreement, dated as of September 22, 1999, between
            Savoy Holdings Limited and Western Food Distributors, Inc. for private placement of common stock and stock purchase warrants. (1)

10.12       Amended and Restated 1999 Stock Option Plan. (2)

16.1        Letter regarding change in certifying accountant. (1)

21.1        Subsidiaries of the Registrant. (1)

23.1        Consent of McDonald Carano Wilson McCune Bergin Frankovich & Hicks
            LLP. (included in Exhibit 5.1)

----------

(1) Filed as an exhibit to the Company's Registration Statement on Form 10 dated March 9, 2000 (File No. 0-29907), and incorporated herein by reference.

(2) Filed as an exhibit to the Company's 2000 Proxy Statement dated August 30, 2000, and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Registration Statement on Form S-1 dated December 27, 2000 (file No. 333-48236), and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

                                       BLUE ZONE, INC.


                                 By:   /s/ Bruce Warren
                                    --------------------------------------------
                                    Bruce Warren
                                    Chief Executive Officer

                                 Date: March 21, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Blue Zone and in the capacities and on the dates indicated:


Signature                                Title                             Date
---------                                -----                             ----
By: /s/  Bruce Warren              Chief Executive Officer            March 21, 2001
    --------------------------     and Director (Principal
    Bruce Warren                   Executive Officer)


By: /s/  Jamie Ollivier            President and Director             March 21, 2001
    --------------------------
    Jamie Ollivier


By: /s/  F. Michael P. Warren      Chairman and Director              March 21, 2001
    --------------------------
    F. Michael P. Warren


By: /s/  Tryon Williams            Director                           March 21, 2001
    --------------------------
    Tryon Williams


By: /s/  Jay Shecter               Director                           March 21, 2001
    --------------------------
    Jay Shecter


By: /s/  Dave Thomas               Director                           March 21, 2001
    ---------------------------
    Dave Thomas


By: /s/  Jeremy Black              Corporate Controller and           March 21, 2001
    ----------------------------   Director of Finance (Principal
    Jeremy Black                   Financial and Principal
                                   Accounting Officer)