Form 10-Q
period 2001-03-31
BLUE ZONE INC
filed 2001-05-14
CIK 1107749

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended MARCH 31, 2001



                        Commission file number
                                               ----------


--------------------------------------------------------------------------------

                                 BLUE ZONE, INC.
             (Exact name of registrant as specified in its charter)

--------------------------------------------------------------------------------

              NEVADA                                    86-0863053
----------------------------------      ----------------------------------------
  (State or other jurisdiction of        (I.R.S. employer identification number)
   incorporation or organization)

--------------------------------------------------------------------------------


                          329 RAILWAY STREET, 5TH FLOOR
                           VANCOUVER, BRITISH COLUMBIA
                                 CANADA V6A 1A4
                                 (604) 685-4310
                        (Address, including zip code, and
                    telephone number, including area code, of
                    registrant's principal executive offices)

--------------------------------------------------------------------------------

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

The number of outstanding shares of the registrant's Common Stock, par value $0.001 per share, was 24,539,350 on May 10, 2001.

                                 BLUE ZONE, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                       FOR THE PERIOD ENDED MARCH 31, 2000



                                TABLE OF CONTENTS



PART I........................................................................ 2

   ITEM 1.  FINANCIAL STATEMENTS.............................................. 2

   Consolidated Balance Sheet................................................. 2

   Consolidated Statement of Operations....................................... 3

   Consolidated Statement of Stockholders' Equity............................. 4

   Consolidated Statement of Cash Flows....................................... 5

   Notes to Consolidated Financial Statements (unaudited)..................... 6

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS.................................................. 8

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....... 16

PART II...................................................................... 17

   ITEM 1.  LEGAL PROCEEDINGS................................................ 17

   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS........................ 17

   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................. 17

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............. 17

   ITEM 5.  OTHER INFORMATION................................................ 17

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................. 17

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

BLUE ZONE, INC.
Consolidated Balance Sheet
(Expressed in U.S. dollars)

March 31, 2001 (Unaudited - Prepared by Management)
December 31, 2000


============================================================================================================
                                                                               2001                 2000
------------------------------------------------------------------------------------------------------------

ASSETS

Current assets:
       Cash and cash equivalents                                          $ 1,003,188           $ 1,844,981
       Accounts receivable, net of allowance for doubtful
          accounts of $78,029, (1999 - nil)                                   121,999               221,363
       Prepaid expenses                                                       171,450               144,767
-----------------------------------------------------------------------------------------------------------
                                                                            1,296,637             2,211,111

Fixed assets                                                                  744,735               838,897

-----------------------------------------------------------------------------------------------------------
                                                                          $ 2,041,372           $ 3,050,008
===========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                                   $   213,596           $   258,728
       Accrued liabilities                                                    133,768               198,077
       Deferred revenue                                                        38,064                60,020
-----------------------------------------------------------------------------------------------------------
                                                                              385,428               516,825
Stockholders' equity:
       Preferred stock, authorized 5,000,000 shares,
          $.01 par value, none issued in 2000 or 1999                              --                    --
       Common stock, $.001 par value, authorized 100,000,000
          shares; issued and outstanding 24,539,350 shares                     24,539                24,539
       Additional paid in capital                                           8,456,527             8,446,877
       Deficit                                                             (6,524,514)           (5,738,665)
       Accumulated other comprehensive loss:
          Foreign currency translation adjustment                            (300,608)             (199,568)
-----------------------------------------------------------------------------------------------------------
                                                                            1,655,944             2,533,183
-----------------------------------------------------------------------------------------------------------
                                                                          $ 2,041,372           $ 3,050,008
===========================================================================================================


 See accompanying notes to consolidated financial statements.

BLUE ZONE, INC.
Consolidated Statement of Operations
(Expressed in U.S. dollars)

Three months ended March 31, 2001 and 2000
(Unaudited - Prepared by Management)


===============================================================================================
                                                                     2001                2000
-----------------------------------------------------------------------------------------------

Revenue:
      Product and service                                       $   120,255         $    65,902
      Exchange product and service                                       --               8,651
      -----------------------------------------------------------------------------------------
                                                                    120,255              74,553
      Cost of revenues                                               24,736              73,128
      -----------------------------------------------------------------------------------------
      Gross profit                                                   95,519               1,425
-----------------------------------------------------------------------------------------------

Operating expenses:
      General and administrative                                    641,092             734,676
      Research and development                                       44,790              49,663
      Selling and marketing                                         164,868              71,894
      Exchange advertising                                               --               8,651
      Depreciation                                                   61,118              42,640
      -----------------------------------------------------------------------------------------
                                                                    911,868             907,524
-----------------------------------------------------------------------------------------------
Loss before undernoted                                              816,349             906,099

Interest income                                                      30,500              48,040

-----------------------------------------------------------------------------------------------
Net loss                                                        $   785,849         $   858,059
===============================================================================================

Net loss per common share, basic and diluted                    $      0.03         $      0.04
-----------------------------------------------------------------------------------------------

Weighted average common shares outstanding,
basic and diluted                                                24,539,350          21,538,100
===============================================================================================



See accompanying notes to consolidated financial statements.

BLUE ZONE, INC.
Consolidated Statement of Stockholders' Equity
(Expressed in U.S. dollars)

Three months ended March 31, 2001
(Unaudited - Prepared by Management)


================================================================================================================================
                                                                                                                         Paid-in
                                                               Preferred stock                 Common stock           additional
                                                            Shares          Amount        Shares         Amount          capital
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                                      --          $ --       24,539,350       $24,539       $8,446,877


      Amortization of deferred stock compensation               --            --               --            --            9,650

      Net loss                                                  --            --               --            --               --

      Cumulative translation adjustment                         --            --               --            --               --

--------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001                                         --          $ --       24,539,350       $24,539       $8,456,527
================================================================================================================================




============================================================================================================
                                                                              Accumulated
                                                                                    other
                                                                            comprehensive
                                                                          earnings (loss)
                                                                          ---------------
                                                                                  Foreign
                                                            Retained             currency              Total
                                                            earnings          translation      stockholders'
                                                           (deficit)           adjustment             equity
------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                              $(5,738,665)           $(199,568)         $2,533,183


      Amortization of deferred stock compensation                --                   --               9,650

      Net loss                                             (785,849)                  --            (785,849)

      Cumulative translation adjustment                          --             (101,040)           (101,040)
------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001                                 $(6,524,514)           $(300,608)         $1,655,944
============================================================================================================


See accompanying notes to consolidated financial statements.

BLUE ZONE, INC.
Consolidated Statement of Cash Flows
(Expressed in U.S. dollars)

Three months ended March 31, 2001 and 2000
(Unaudited - Prepared by Management)


======================================================================================================
                                                                         2001                  2000
------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
       Net loss                                                     $  (785,849)          $   (858,059)
       Items not involving cash:
            Stock based compensation                                      9,650                 17,125
            Depreciation                                                 61,118                 42,640
       Changes in operating assets and liabilities:
            Accounts receivable                                          91,932                  8,016
            Prepaid expenses                                            (33,895)                61,489
            Work-in-progress                                                 --                (50,609)
            Accounts payable                                            (39,670)               191,100
            Accrued liabilities                                         (51,992)               (91,878)
            Deferred revenue                                            (19,636)                (7,658)
       -----------------------------------------------------------------------------------------------
       Net cash provided by (used in) operating activities             (768,342)             (687,834)

Cash flows from financing activities:
       Repayment to stockholder                                              --               (50,280)
       -----------------------------------------------------------------------------------------------
       Net cash provided by financing activities                             --               (50,280)

Cash flows from investing activities:
       Purchase of fixed assets                                          (6,135)             (233,022)
       -----------------------------------------------------------------------------------------------
       Net cash used in investing activities                             (6,135)             (233,022)

Effect of exchange rate changes on cash and
       cash equivalents                                                 (67,316)              (22,231)

Net increase (decrease) in cash and cash
       equivalents                                                     (841,793)             (993,367)

Cash and cash equivalents, beginning of period                        1,844,981             4,097,869

------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                            $ 1,003,188           $ 3,104,502
======================================================================================================

Supplementary information:
       Interest paid                                                         --                 1,352
       Income taxes paid                                                     --                    --
======================================================================================================

Non-cash transactions:
       Revenue received in exchange for
            advertising expense                                              --                 8,651
======================================================================================================



See accompanying notes to consolidated financial statements.

BLUE ZONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)


Three months ended March 31, 2001 and 2000
(Unaudited -- Prepared by Management)

--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in conformity with generally accepted accounting principles applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2000, included in Blue Zone's annual report on Form 10-K, dated March 29, 2001, filed with the Securities and Exchange Commission. The results of operations for the interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Certain prior period amounts have been reclassified to conform to the presentation adopted in the current period.

2.   GOING CONCERN

These unaudited interim consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations. The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing. The Company has reported losses in the last three fiscal years, and has an accumulated deficit of $6,524,514 at March 31, 2001. Management continues to review operations in order to identify additional strategies, including obtaining future sales contracts, designed to generate cash flow, improve the Company's financial position, and enable the timely discharge of the Company's obligations. If management is unable to identify sources of additional cash flow in the short term, it may be required to reduce or limit operations.

BLUE ZONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. dollars)


Three months ended March 31, 2001 and 2000
(Unaudited - Prepared by Management)

--------------------------------------------------------------------------------

3.   SUBSEQUENT EVENTS

Subsequent to March 31, 2001, the Company entered into a term sheet agreement with a related party setting forth the principal terms of up to $1,000,000 in financing in exchange for secured convertible debentures. Blue Zone may draw upon this funding from time to time by authority of its Board of Directors. The debentures will be secured by certain assets of the Company and will carry interest at bank prime rate plus two percent. Each debenture will be convertible at the option of the investor into common stock of the Company at a price per share equal to the prevailing market price for the Company's common stock on the date of issue of the debenture. The lending agreement has a term of two years from the date of the agreement.

Subsequent to March 31, 2001, the Company effected an operational restructuring, resulting in the elimination of 14 administration and production positions.

4.   CONTINGENCY

During the year ended December 31, 2000, the Company was audited by the Consumer Taxation Branch of the British Columbia Ministry of Consumer and Corporate Affairs for provincial sales tax for the period from November 1, 1997 to October 31, 2000. The Ministry proposed an assessment of approximately $182,000 relating to various items from this period, including tax on revenue and tax on capital assets purchased outside the province for use in B.C. The Company believes the proposed assessment applies tax to items that are not taxable and has disputed the proposed assessment. As at March 31, 2001, $15,700 remains accrued in the accounts, representing management's best estimate of the amount that will likely be payable in respect of the possible assessment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Blue Zone's actual results could differ materially from those anticipated in these forward-looking statements. The following discussion should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Conditions and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

FORWARD LOOKING STATEMENTS

ALL STATEMENTS CONTAINED HEREIN, AS WELL AS STATEMENTS MADE IN PRESS RELEASES AND ORAL STATEMENTS THAT MAY BE MADE BY US OR BY OFFICERS, DIRECTORS OR EMPLOYEES ACTING ON OUR BEHALF, THAT ARE NOT STATEMENTS OF HISTORICAL FACT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO BE MATERIALLY DIFFERENT FROM HISTORICAL RESULTS OR FROM ANY FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. READERS SHOULD CONSIDER STATEMENTS THAT INCLUDE THE TERMS "BELIEVE," "BELIEF," "EXPECT," "PLAN," "ANTICIPATE," "INTEND" OR THE LIKE TO BE UNCERTAIN AND FORWARD-LOOKING. ALL CAUTIONARY STATEMENTS MADE HEREIN SHOULD BE READ AS BEING APPLICABLE TO ALL FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR. IN THIS CONNECTION, READERS SHOULD CONSIDER THE RISKS DESCRIBED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000 AND SHOULD NOT PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS.

OVERVIEW

Blue Zone has used in-depth knowledge acquired from working closely with broadcasting companies to develop proprietary technology for use in media applications. Our experience with live news delivery, including the large variety of filming, graphics and editing equipment for audio and video production, combined with our understanding of the specific communication standards that exist inside a newsroom between equipment and employees, has provided us with the opportunity to develop software to service the unique needs of the broadcast community. The business has historically been focused on providing Website design and content services and interactive consulting to a range of Canadian-based media and broadcasting companies. This focus has now expanded to include convergence technology targeted at North American broadcast, media, and wireless communication companies.

Bruce Warren, the Company's President and Chief Executive Officer, and Jamie Ollivier, the Executive Creative Director, have worked in the broadcast field for over ten years. During this time they have acquired valuable insights into the technology requirements for traditional television and radio broadcast companies to access the World Wide Web through set-top-boxes and other interactive devices. In 1997, the Company began development of a proprietary product, now trademarked as the MediaBZ(TM) suite of products, to facilitate convergence of television, radio, and print media content to the interactive environment.

In the latter half of 1999, Blue Zone contracted with CTV, Canada's largest private television network, to plan, design, and implement CTV News' interactive broadcasts on the Internet, focused around the MediaBZ product. The interactive news service, CTVNEWS.com, was launched on September 21, 2000. CTVNEWS.com utilizes Blue Zone's NewsBZ(TM) software to publish its content to Web-enabled desktop and laptop computers, interactive television, WAP-enabled cellular telephones, and personal digital assistants. Blue Zone has also been retained as an ongoing consultant to CTV. Approximately 83% of the Company's revenue for the three-month period ended March 31, 2001 is derived from delivering product and services related to this CTV contract. At March 31, 2001, Blue Zone continues to work closely with CTV in accordance with the contract.

The Company has incurred losses in each of the last three fiscal years and for the quarter ended March 31, 2001, and as of March 31, 2001, had an accumulated deficit of $6,525,000. The net loss was $786,000 for the period ended March 31, 2001. Blue Zone continues to incur losses as a result of the focus on executing the Company's business plan, which is built around marketing of the MediaBZ product line to a broad range of broadcast, media, and wireless communication companies throughout North America.

Subsequent to the quarter end, the Company implemented an operational restructuring with the objective of reinforcing Blue Zone's core technology and increasing the Company's sales focus. Blue Zone eliminated 14 positions in administration and production, while maintaining the Company's core competency as a software solutions company.

Concurrent with the operational restructuring, the Company has also refocused its business plan. Blue Zone is broadening the scope of its sales efforts to include other verticals such as telecommunication companies, Internet portals and corporate intranets. The Company believes that companies in these sales verticals are more "convergence ready" and provide the Company with opportunities to reduce the duration of our sales cycle. The Company expects to hire a senior level sales executive to help execute on this refined plan.

The restructuring, combined with other cost savings measures in the areas of travel and entertainment, professional fees, and administrative costs, positions the Company to capitalize on future business opportunities while reducing the cash utilization rate. The focus of the next several fiscal quarters will be controlling discretionary costs, while still supporting growth of the business.

SOURCES OF REVENUE AND REVENUE RECOGNITION

PRODUCT AND SERVICE:

The Company generates product and service revenue through the sale of the MediaBZ solution and associated professional services. More specifically, Blue Zone generates revenue from: interactive broadcasting development and maintenance, strategic and business process improvement consulting services for broadcasting, media, and wireless communication companies, integration, implementation and production services related to the MediaBZ solution, and software licensing from Blue Zone's family of MediaBZ software applications.

Consulting service revenues are recognized upon delivery of the service. Interactive broadcasting maintenance revenue is recognized over the term of the contracts, typically month to month. Software licensing revenue is recognized over the term of the license. For long-term development projects such as the CTV contract, revenue is recognized on a percentage completion basis, based upon achievement of specifically identifiable milestones. Revenue that has been prepaid or invoiced but does not yet qualify for recognition under the Company's policies is reflected as deferred revenue.

EXCHANGE PRODUCT AND SERVICE:

In fiscal 2000, the Company adopted EITF No. 99-17 "Accounting for Advertising Barter Transactions". EITF 99-17 provides that the Company recognize revenue and advertising expenses from barter transactions at the fair value only when it has a historical practice of receiving or paying cash for similar transactions. The Company has not recorded barter transactions during the three-month period ended March 31, 2001.

RESULTS OF OPERATIONS

The following table sets forth consolidated statement of operations data for the three-month periods ended March 31, 2001 and 2000, expressed as a percentage of total revenues:

                                                       Quarter Ended March 31,
--------------------------------------------------------------------------------
                                                        2001              2000
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Revenue                                               100.0%            100.0%
Cost of revenue                                         20.6              98.1
--------------------------------------------------------------------------------
Gross profit                                            79.4               1.9

Operating expenses:

General and administrative                             533.1             985.4
Research and Development                                37.2              66.6
Selling and marketing                                  137.1             108.0
Depreciation                                            50.8              57.2
--------------------------------------------------------------------------------
Total operating expenses                               758.2           1,217.2
--------------------------------------------------------------------------------
Loss before interest and income taxes                  678.8           1,215.3
Interest income                                         25.4              64.4
--------------------------------------------------------------------------------
Net loss                                               653.4           1,150.9
================================================================================



REVENUE

Product and service revenue increased to $120,000 for the quarter ended March 31, 2001, an increase of 60% over revenue of $75,000 for the quarter ended March 31, 2000. The increase in revenue is mainly attributable to more ongoing work with CTV. CTV accounted for approximately 83% of the revenue for the first quarter of fiscal 2001, compared to 60% for the same period in 2000.

Blue Zone recorded no revenue under barter exchange agreements for the quarter ended March 31, 2001, compared to $9,000 for the quarter ended March 31, 2000. This decrease was attributable to the completion of our three-year website evolution project contract with BCTV on December 31, 1999. As a result, revenue for which Blue Zone received cash consideration increased 82%, from $66,000 in 2000 to $120,000 in 2001.

COST OF REVENUE

The principal components of cost of revenue include labor, materials, and overhead expenses incurred in the delivery of software and services. Cost of revenue decreased by 66% to $25,000 in the quarter ended March 31, 2001 from $73,000 for the same period in 2000. This decrease is mainly as a result of the different nature of the work performed during the periods. In 2001, most of the revenue was derived from support and maintenance and small projects, which are high margin activities, compared to consulting and implementation work in 2000, which are lower margin tasks. The gross profit percentage increased to 79% from 2% in 2000 because of this change.

We expect our gross profit to fluctuate based on our product mix, geographic mix, product and patent licenses, and the uncertain costs associated with hiring competent technical, creative and management personnel. There are no assurances that Blue Zone will be able to maintain gross margins in future periods.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the quarter ended March 31, 2001 were $641,000, a decrease of $94,000 compared to the quarter ended March 31, 2000 expenses of $735,000. The lower level of general and administrative expenses is directly attributable to efforts to control discretionary costs, such as travel and entertainment, professional fees, and general office expenses, offset by higher payroll costs associated with a higher headcount in 2001. The significant components of general and administrative costs are discussed below.

Labor costs comprised approximately 55% of general and administrative expenses during the quarter ended March 31, 2001, or $352,000. This is an increase of $139,000 over the 2000 quarter one labor component of $213,000. The increase can be explained by the overall headcount increase; Blue Zone employed 28 employees at March 31, 2000 and 45 employees at March 31, 2001.

Accounting, legal, and investor relations fees were $132,000 for the quarter ended March 31, 2001, a decrease of 53% over 2000's expenses of $281,000. The majority of this decrease is attributable to lower legal fees, which decreased as a result of several factors, including high legal costs incurred in the first quarter of fiscal 2000 associated with filing the Company's Form 10, and a greater effort to control legal costs in 2001. Investor relations fees decreased 56% during quarter one of 2001 because of less activity and lower disbursements incurred by the external investor relations firm employed by the Company. Blue Zone conducted an investor road show in 2000, but not in 2001. Blue Zone cancelled the external investor relations contract in March 2001 in order to reduce costs.

Travel and entertainment costs charged to general and administrative expenses decreased 42% to $71,000 for the quarter ended March 31, 2001, compared to $123,000 for the same period last year. During the quarter ended March 31, 2000, travel costs were incurred to service the CTV contract and for presentations to the investment community and corporate financing activities. The travel costs incurred in 2001 were mainly for general corporate purposes, as well as some travel in connection with CTV.

Facilities costs, which include rent, utilities, and operating costs, were $51,000 for the first quarter of fiscal 2001, an increase of $13,000 over the prior year. Blue Zone had additional space in Vancouver and an apartment in Toronto during the quarter ended March 31, 2001 compared to the same period in fiscal 2000.

General office expenses decreased to $46,000 during the quarter ended March 31, 2001 from $71,000 in the prior year. This decrease of $25,000 can be attributed mainly to lower printing costs and lower membership fees in fiscal 2001. Printing costs were incurred in 2000 for the printing of corporate brochures.

Network, internet and telecommunications costs decreased to $32,000 from $64,000 for the same period in the prior year. The decrease can be explained by costs incurred in the first quarter of 2000 to install the Company's communications line, together with overall lower phone charges in 2001.

RESEARCH AND DEVELOPMENT

Based on the development and anticipated success of the MediaBZ suite of software products and contingent upon our ability to raise additional funds, Blue Zone expects to invest funds to improve the existing MediaBZ products by providing features and options requested by existing and prospective clients. Research and development costs decreased to $45,000 in the first quarter of fiscal 2001 from $50,000 for the same period last year. The change from the prior year can be explained by the different labor mix utilized for research and development activities in 2001 compared to 2000. Labor is the main component of research and development costs. Blue Zone cannot provide any assurance that expenditures in research and development will ensure our success or lead to innovations that are not available to our competition.

SELLING AND MARKETING

Selling and marketing costs increased to $165,000 for the quarter ended March 31, 2001 from $72,000 for the same period in the prior year, an increase of 129%. The increase in sales and marketing costs is directly tied to the execution of Blue Zone's business plan, as discussed above. As the Company continues to evolve into a product and solutions focused operation, more of Blue Zone's President and Chief Executive Officer's time is focused on selling and marketing activities. In addition, Blue Zone had employees working full time on selling and marketing activities in 2001, and not in 2000.

The Company's sales and marketing activities during the first quarter of fiscal 2001 were focused on securing new customers throughout North America. The Company incurred higher costs in the areas of salaries and wages, travel, advertising and promotions, and other related costs in 2001.

Selling and marketing costs will likely increase in the future as the Company attempts to expand business in North America and throughout the world. There can be no assurances that these expenditures will result in secure, long-term customers or reliable revenue sources.

DEPRECIATION

Depreciation is provided on the declining balance basis using a 30% rate for all capital asset categories, except for leasehold improvements, which are amortized on a straight-line basis over five years, representing the term of the leases to which the improvements relate. Depreciation expense for the quarter ended March 31, 2001 increased to $61,000 from $43,000 for the same period in the prior year, reflecting higher fixed asset balances in fiscal 2001 compared to fiscal 2000.

INCOME TAXES

No income taxes were payable in the first quarter of fiscal 2001 or 2000, as a result of the operating loss recorded during those periods. Based on a number of factors, including the lack of a history of profits, management believes that there is sufficient uncertainty regarding the realization of future tax assets, and, accordingly, has not booked an income tax benefit at March 31, 2001 or 2000. The loss incurred in the current year can be carried forward for seven years for Canadian income tax purposes.

INTEREST INCOME

The Company recorded interest income of $31,000 in the first quarter of fiscal 2001, relating to interest earned on short-term investments (see Liquidity and Capital Resources section below). This is a decrease of $17,000 over the same period in 2000, reflecting lower average short-term investment balances in fiscal 2001.

OTHER COMPREHENSIVE INCOME

Blue Zone recorded other comprehensive loss of $101,000 during the quarter ended March 31, 2001, compared to $22,000 during the same period in 2000, resulting in accumulated other comprehensive loss of $301,000 at March 31, 2001. Other comprehensive loss relates entirely to the foreign currency translation adjustment arising from the translation of the Company's subsidiary financial statements from Canadian dollars into US dollars upon consolidation. The loss increased as a result of the devaluation of the Canadian dollar against the United States dollar during the first quarter of 2001. The U.S. dollar exchange rate changed from $1.4995 at December 31, 2000 to $1.5763 at March 31, 2001.


LIQUIDITY AND CAPITAL RESOURCES

The Company does not currently have an adequate source of reliable, long-term revenue to fund operations. As a result, Blue Zone is reliant on outside sources of capital funding. There can be no assurances that the Company will in the future achieve a consistent and reliable revenue stream adequate to support continued operations. In addition, there are no assurances that the Company will be able to secure adequate sources of new capital funding, whether it be in the form of share capital, debt, or other financing sources. The Company currently has one customer that accounted for approximately 83% of the revenue recorded during the quarter ended March 31, 2001.

Blue Zone had cash and cash equivalents of $1,003,000 and working capital of $912,000 at March 31, 2001. This compares to cash and cash equivalents of $1,845,000 and working capital of $1,694,000 at December 31, 2000. The Company continued to incur costs but did not secure any significant new revenue or financing, and this contributed to an erosion of working capital during the quarter ended March 31, 2001. Surplus cash is invested in high grade corporate securities and guaranteed investment certificates with terms to maturity at the date of purchase of less than three months.

During the quarter ended March 31, 2001, Blue Zone used cash of $768,000 in operating activities compared to using $688,000 in the same period in the prior year. The increase in cash used for operations can be explained chiefly by a change in the timing of the payments made and received in 2001 compared to 2000.

Blue Zone invested $6,000 in fixed assets for the quarter ended March 31, 2001, compared to $233,000 in the same period in 2000. The higher expenditures in 2000 reflect the Company's focus on installing the infrastructure to support growth of the business. Such expenditures were not required in 2001.

Subsequent to quarter end, the Company announced that it had negotiated a debt financing of up to $1,000,000 in exchange for the issuance of secured convertible debentures. The funds will be advanced to the Company from time to time in order to fund working capital requirements. The debentures are convertible into common stock of the Company. This financing will enable Blue Zone to continue to work towards achieving its business goals.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2001, Blue Zone had not entered into or acquired financial instruments that have material market risk. The Company has no financial instruments for trading purposes, or derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the consolidated balance sheet included in this report. The fair value of all financial instruments at March 31, 2001 is not materially different from their carrying value.

Blue Zone regularly invests funds in excess of immediate needs in guaranteed investment certificates issued by major Canadian banks or high grade corporate debt securities. The fair value of these instruments, which generally have a term to maturity at the date of purchase of 90 days or less, does not differ significantly from their face value.

To March 31, 2001, substantially all revenues and the majority of cash costs have been realized or incurred in Canadian dollars. To date, Blue Zone has not entered into foreign currency contracts to hedge against foreign currency risks between the Canadian dollar or other foreign currencies and our reporting currency, the United States dollar. Generally, however, the Company attempts to manage our risk of exchange rate fluctuations by maintaining sufficient net assets in Canadian dollars to retire our liabilities as they come due.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any litigation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

None.

(b)     REPORTS ON FORM 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 BLUE ZONE, INC.



                            By:   /s/ Bruce Warren
                                  -------------------------
                                  Bruce Warren
                                  Chief Executive Officer

                            Date: May 10, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Blue Zone and in the capacities and on the dates indicated:


Signature                              Title                           Date
---------                              ------                          ----

By: /s/ Bruce Warren                   President and Chief          May 10, 2001
    ---------------------------        Executive Officer
    Bruce Warren                       and Director (Principal
                                       Executive Officer)

By: /s/ Jamie Ollivier                 Executive Creative           May 10, 2001
    ---------------------------        Director and Director
    Jamie Ollivier

By: /s/ F. Michael P. Warren           Chairman and Director        May 10, 2001
    ---------------------------
    F. Michael P. Warren

By: /s/ Tryon Williams                 Director                     May 10, 2001
    ---------------------------
    Tryon Williams

By: /s/ Jay Shecter                    Director                     May 10, 2001
    ---------------------------
    Jay Shecter

By: /s/ Dave Thomas                    Director                     May 10, 2001
    ---------------------------
    Dave Thomas

By: /s/  Jeremy Black                  Chief Financial Officer      May 10, 2001
    ---------------------------        (Principal Financial
    Jeremy Black                       and Principal
                                       Accounting Officer)
