Form 10-Q
period 2001-06-30
BLUE ZONE INC
filed 2001-08-14
CIK 1107749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2001

Commission file number 0-29907

BLUE ZONE, INC.

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	86-0863053 (I.R.S. employer identification number)

329 RAILWAY STREET, 5TH FLOOR
VANCOUVER, BRITISH COLUMBIA
CANADA V6A 1A4
(604) 685-4310

(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes       X       No

The number of outstanding shares of the registrant’s Common Stock, par value $0.001 per share, was 24,539,350 on August 10, 2001.

BLUE ZONE, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2000

PART I

ITEM 1. FINANCIAL STATEMENTS

BLUE ZONE, INC.

Consolidated Balance Sheet
(Expressed in U.S. dollars)

	June 30, 2001	December 31, 2000
	(Unaudited)

Assets Current assets:

Cash and cash equivalents	$304,284	$1,844,981

Accounts receivable, net of allowance for doubtful accounts of $5,546, (2000 - nil)	245,089	221,363

Prepaid expenses	85,348	144,767

	634,721	2,211,111

Fixed assets	720,889	838,897

	$1,355,610	$3,050,008

Liabilities and Stockholders’ Equity Current liabilities:

Accounts payable	$76,578	$258,728

Accrued liabilities	127,198	198,077

Deferred revenue	19,814	60,020

	223,590	516,825

Stockholders’ equity:

Preferred stock, authorized 5,000,000 shares, $.01 par value, none issued in 2001 or 2000	—	—

Common stock, $.001 par value, authorized 100,000,000 shares; issued and outstanding 24,539,350 shares	24,539	24,539

Additional paid in capital	8,496,526	8,446,877

Deficit	(7,144,181)	(5,738,665)

Accumulated other comprehensive loss:

Foreign currency translation adjustment	(244,864)	(199,568)

	1,132,020	2,533,183

	$1,355,610	$3,050,008

Subsequent events (note 4)

See accompanying notes to consolidated financial statements.

BLUE ZONE, INC.

Consolidated Statement of Operations
(Expressed in U.S. dollars)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000

Product, license and service revenue	$220,817	$310,863	$341,072	$385,416

Cost of revenues	14,819	279,084	39,555	352,212

Gross profit	205,998	31,779	301,517	33,204

Operating expenses:

General and administrative	444,786	929,582	954,232	1,620,460

Research and development	178,462	184,376	373,806	277,837

Selling and marketing	151,296	25,836	297,279	106,381

Depreciation	56,789	48,735	117,884	91,375

	831,333	1,188,529	1,743,201	2,096,053

Loss before undernoted	625,335	1,156,750	1,441,684	2,062,849

Interest income	5,668	82,891	36,168	130,931

Net loss	$619,667	$1,073,859	$1,405,516	$1,931,918

Net loss per common share, basic and diluted	$0.03	$0.05	$0.06	$0.09

Weighted average common shares outstanding, basic and diluted	24,539,350	21,538,100	24,539,350	21,538,100

See accompanying notes to consolidated financial statements.

BLUE ZONE, INC.

Consolidated Statement of Stockholders’ Equity
(Expressed in U.S. dollars)

Six months ended June 30, 2001
(Unaudited)

					Accumulated
					other
					comprehensive
					loss
					Foreign
			Additional		currency	Total
	Common stock		paid-in		translation	stockholders'
	Shares	Amount	capital	Deficit	adjustment	equity

Balance, December 31, 2000	24,539,350	$24,539	$8,446,877	$(5,738,665)	$(199,568)	$2,533,183

Amortization of deferred stock compensation	—	—	19,300	—	—	19,300

Adjustment of financing costs	—	—	30,349	—	—	30,349

Other comprehensive loss:

Net loss	—	—	—	(1,405,516)	—	(1,405,516)

Foreign currency translation adjustment	—	—	—	—	(45,296)	(45,296)

						(1,450,812)

Balance, June 30, 2001	24,539,350	$24,539	$8,496,526	$(7,144,181)	$(244,864)	$1,132,020

See accompanying notes to consolidated financial statements.

BLUE ZONE, INC.

Consolidated Statement of Cash Flows
(Expressed in U.S. dollars)

Six months ended June 30, 2001 and 2000
(Unaudited)

	2001	2000

Cash flows from operating activities:

Net loss	$(1,405,516)	$(1,931,918)

Items not involving cash:

Stock based compensation	19,300	22,950

Depreciation	117,884	91,375

Changes in operating assets and liabilities:

Accounts receivable	(23,726)	(136,150)

Prepaid expenses	59,419	34,182

Work-in-progress	—	(70,581)

Accounts payable	(182,150)	86,764

Accrued liabilities	(70,879)	14,274

Deferred revenue	(40,206)	(180,143)

Net cash used in operating activities	(1,525,874)	(2,069,247)

Cash flows from financing activities:

Repayment to stockholder	—	(45,559)

Net cash used in financing activities	—	(45,559)

Cash flows from investing activities:

Purchase of fixed assets	(9,507)	(510,604)

Net cash used in investing activities	(9,507)	(510,604)

Effect of exchange rate changes on cash and cash equivalents	(5,316)	68,822

Net decrease in cash and cash equivalents	(1,540,697)	(2,556,588)

Cash and cash equivalents, beginning of period	1,844,981	4,097,869

Cash and cash equivalents, end of period	304,284	1,541,281

Supplementary information:

Interest paid	—	2,122

Income taxes paid	—	—

Non-cash transactions:

Revenue received in exchange for advertising expense	—	8,651

See accompanying notes to consolidated financial statements.

BLUE ZONE, INC.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

Six months ended June 30, 2001 and 2000
(Unaudited)

1. Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in conformity with generally accepted accounting principles applicable to interim financial information and with the rules and regulations of the United States Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements include all adjustments necessary for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2000, included in Blue Zone’s annual report on Form 10-K, dated March 29, 2001, filed with the Securities and Exchange Commission. The results of operations for the interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Certain comparative figures have been reclassified to conform to the presentation adopted in the current period.

2. Going Concern

These unaudited interim consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities and commitments in the normal course of operations. The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing.

The Company has reported losses in the last three fiscal years, and has an accumulated deficit of $7,144,181 at June 30, 2001. Management continues to review operations in order to identify additional strategies, including obtaining future sales contracts, designed to generate cash flow, improve the Company’s financial position, and enable the timely discharge of the Company’s obligations. If management is unable to identify sources of additional cash flow in the short term, it may be required to reduce or limit operations (note 4).

BLUE ZONE, INC.

Notes to Consolidated Financial Statements

(Expressed in U.S. dollars)

Six months ended June 30, 2001 and 2000
(Unaudited)

3. Contingency

During the year ended December 31, 2000, the Company was audited by the Consumer Taxation Branch of the British Columbia Ministry of Consumer and Corporate Affairs for provincial sales tax for the period from November 1, 1997 to October 31, 2000. The Ministry proposed an assessment of approximately $182,000 relating to various items from this period, including tax on revenue and tax on capital assets purchased outside the province for use in B.C. The Company believes the proposed assessment applies tax primarily to items that are not taxable and has disputed the proposed assessment. $15,700 was paid to the Ministry in the prior quarter, representing management’s best estimate of the Company’s obligation in respect of the possible assessment.

4. Subsequent Events

Subsequent to June 30, 2001, the Company issued secured convertible debentures in the amount of $300,000. The funds will used to fund working capital requirements. The debentures are convertible into common stock of the Company at a conversion rate of $0.135 per share, the market price at the date of issuance, and bear interest at a rate of 8.25% per annum. The debentures are part of the Company’s $1,000,000 convertible debenture facility signed in April 2001. The debentures are due in April 2003.

Blue Zone’s Board of Directors has approved a voluntary stock option exchange program for its employees, directors and officers. Under the program, Blue Zone’s employees, directors and officers will be given the opportunity to elect to cancel outstanding stock options held by them in exchange for an undertaking to issue an equal number of new options to be granted at a future date, which will be more than six months after the date of cancellation. The exercise price of the new options will be equal to the fair market value of the Company’s common stock on the date of grant.

During the quarter ended June 30, 2001, the Company received notice from the Nasdaq Stock Market indicating that its common stock would be delisted from the Nasdaq Smallcap Market as a result of Blue Zone’s failure to meet certain of Nasdaq’s continued listing requirements. The Company filed an appeal and has had a hearing before the Nasdaq Listing Qualifications Panel to present the Company’s plan to regain compliance for continued listing. However, the Panel notified the Company on August 7, 2001 that its stock would be delisted effective August 8, 2001. Blue Zone’s common stock commenced quotation on the OTC Bulletin Board system on August 8, 2001.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward- looking statements that involve risks and uncertainties. Blue Zone’s actual results could differ materially from those anticipated in these forward-looking statements. The following discussion should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in Part I — Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Conditions and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

FORWARD LOOKING STATEMENTS

All statements contained herein, as well as statements made in press releases and oral statements that may be made by us or by officers, directors or employees acting on our behalf, that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. Readers should consider statements that include the terms “believe,” “belief,” “expect,” “plan,” “anticipate,” “intend” or the like to be uncertain and forward-looking. All cautionary statements made herein should be read as being applicable to all forward-looking statements wherever they appear. In this connection, readers should consider the risks described in the Company’s annual report on Form 10-K for the year ended December 31, 2000 and should not place undue reliance on any forward-looking statements.

Overview

Blue Zone has used in-depth knowledge acquired from working closely with broadcasting companies to develop proprietary technology for use in media applications. Our experience with live news delivery, including the large variety of filming, graphics and editing equipment for audio and video production, combined with our understanding of the specific communication standards that exist inside a newsroom between equipment and employees, has provided us with the opportunity to develop software to service the unique needs of the broadcast community. The business has historically been focused on providing Website design and content services and interactive consulting to a range of Canadian-based media and broadcasting companies. This focus has now expanded to include convergence technology targeted at broadcast, media, and wireless communication companies throughout North America and Asia.

Bruce Warren, the Company’s President and Chief Executive Officer, and Jamie Ollivier, the Executive Creative Director, have worked in the broadcast field for over ten years. During this time they have acquired valuable insights into the technology requirements for traditional television and radio broadcast companies to access the World Wide Web through set-top-boxes and other interactive devices. In 1997, the Company began development of a proprietary product, now trademarked as the MediaBZ™ suite of products, to facilitate convergence of television, radio, and print media content to the interactive environment.

In the latter half of 1999, Blue Zone contracted with CTV, Canada’s largest private television network, to plan, design, and implement CTV News’ interactive broadcasts on the Internet, focused around the MediaBZ product. The interactive news service, CTVNEWS.com, was launched on September 21, 2000. CTVNEWS.com utilizes Blue Zone’s NewsBZ™ software to publish its content to Web-enabled computers, interactive television, WAP-enabled cellular telephones, and personal digital assistants. Blue Zone has also been retained as an ongoing consultant to CTV. Approximately 56% of the Company’s revenue for the six- month period ended June 30, 2001 is derived from delivering product and services related to this CTV contract. At June 30, 2001, Blue Zone continues to work closely with CTV in accordance with the contract.

Blue Zone has begun to work with Bell Mobility, the largest wireless telecommunications service provider in Canada. We have completed development of one wireless application prototype for Bell Mobility and expect to develop further applications as a result of this relationship. Blue Zone has not yet signed a definitive agreement with Bell Mobility.

Blue Zone has also commenced working with PacketVideo Corporation, a world leader in wireless multimedia communications. PacketVideo’s technology enables video and audio content delivery over wireless networks to handheld devices such as cellular phones, personal digital assistants, and laptop computers. This technology is compatible with Blue Zone’s content acquisition and management solution. Blue Zone is now a chartered developer for PacketVideo. Blue Zone expects the relationship with PacketVideo will provide potential sales opportunities for our software.

The Company has incurred losses in each of the last three fiscal years and for the period ended June 30, 2001, and as of June 30, 2001, had an accumulated deficit of $7,144,000. The net loss was $1,406,000 for the six- month period ended June 30, 2001. Blue Zone continues to incur losses as a result of the focus on executing the Company’s business plan, which is built around marketing of the MediaBZ product line to a broad range of broadcast, media, and wireless communication companies throughout North America.

During the second quarter of 2001, the Company implemented an operational restructuring with the objective of reinforcing Blue Zone’s core technology and increasing the Company’s sales focus. Blue Zone eliminated 14 positions in administration and production, while maintaining the Company’s core competency as a software solutions company.

Concurrent with the operational restructuring, the Company has also refocused its business plan. Blue Zone is broadening the scope of its sales efforts to include other verticals such as telecommunication companies, Internet portals and corporate intranets.

The Company believes that companies in these sales verticals are more “convergence ready” and provide the Company with opportunities to reduce the duration of our sales cycle. The Company has hired a senior level sales individual in Los Angeles to help execute on this refined plan.

The restructuring, combined with other cost savings measures in the areas of travel and entertainment, professional fees, and administrative costs, positions the Company to capitalize on future business opportunities while reducing the cash utilization rate. The Company’s President and Chief Executive Officer and the Executive Creative Director both volunteered to reduce their salaries by 50% in order to further Blue Zone’s costs reduction goals. The focus of the next several fiscal quarters will be controlling discretionary costs, while still supporting growth of the business.

Stock option exchange program

Blue Zone’s Board of Directors has approved a voluntary stock option exchange program for our employees, directors and officers. Under the program, Blue Zone’s employees, directors and officers will be given the opportunity to elect to cancel outstanding stock options held by them in exchange for an undertaking to issue an equal number of new options to be granted at a future date, which will be at least six months after the cancellation date. The exercise price of the new options will be equal to the fair market value of the Company’s common stock on the date of grant.

Nasdaq listing

During the quarter ended June 30, 2001, the Company received notice from the Nasdaq Stock Market indicating that its common stock would be delisted from the Nasdaq Smallcap Market as a result of Blue Zone’s failure to meet certain of Nasdaq’s continued listing requirements. The Company filed an appeal and has had a hearing before the Nasdaq Listing Qualifications Panel to present the Company’s plan to regain compliance for continued listing. However, the Panel notified the Company on August 7, 2001 that its stock would be delisted effective August 8, 2001. Blue Zone’s common stock commenced quotation on the OTC Bulletin Board system on August 8, 2001.

Sources of revenue and revenue recognition

   Product, license and service:

The Company generates product, license and service revenue through the licensing of the MediaBZ solution and associated professional services. More specifically, Blue Zone generates revenue from: interactive broadcasting development and maintenance, strategic and business process improvement consulting services for broadcasting, media, and wireless communication companies, integration, implementation and production services related to the MediaBZ solution, and software licensing from Blue Zone’s family of MediaBZ software applications.

Consulting service revenues are recognized upon delivery of the service. Interactive broadcasting maintenance revenue is recognized over the term of the contracts, typically month to month. Software licensing revenue is recognized over the term of the license. For long-term development projects such as the CTV contract, revenue is recognized on a percentage completion basis, based upon achievement of specifically identifiable milestones. Revenue that has been prepaid or invoiced but does not yet qualify for recognition under the Company’s policies is reflected as deferred revenue.

Exchange product and service:

In fiscal 2000, the Company adopted EITF No. 99-17 “Accounting for Advertising Barter Transactions”. EITF 99-17 provides that the Company recognize revenue and advertising expenses from barter transactions at the fair value only when it has a historical practice of receiving or paying cash for similar transactions. The Company has not recorded barter transactions during the six- month period ended June 30, 2001.

Results of operations

The following table sets forth consolidated statement of operations data for the three-month periods and six- month periods ended June 30, 2001 and 2000, expressed as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Consolidated Statement of Operations Data:

Revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue	6.7	89.8	11.6	91.4

Gross profit	93.3	10.2	88.4	8.6

Operating expenses:

General and administrative	201.4	299.0	279.8	420.4

Research and Development	80.8	59.3	109.6	72.1

Selling and marketing	68.5	8.3	87.2	27.6

Depreciation	25.7	15.7	34.6	23.7

Total operating expenses	376.4	382.3	511.2	543.8

Loss before interest and income taxes	283.1	372.1	422.8	535.2

Interest income	2.6	26.7	10.6	34.0

Net loss	280.5%	345.4%	412.2%	501.2%

Revenue

Product and service revenue decreased to $221,000 for the quarter ended June 30, 2001, a decrease of 29% over revenue of $311,000 for the quarter ended June 30, 2000. Product and service revenue decreased 11% to $341,000 for the six months ended June 30, 2001 from revenue of $385,000 for the six months ended June 30, 2000. The decrease in revenue is mainly attributable to a reduction in the volume of work performed for CTV in fiscal 2001. CTVNews.com went live in September 2000, meaning that Blue Zone performed preliminary work in quarter two of 2000 in anticipation of the CTV launch. The reduction in revenue from CTV in the second quarter of 2001 was partially offset by revenue generated from developing a MediaBZ wireless application prototype for trial by Bell Mobility. CTV accounted for approximately 42% of the revenue for the second quarter of fiscal 2001 and 56% of revenue for the 2001 year-to-date, compared to 90% and 84% respectively for the same periods in 2000.

Cost of Revenue

The principal components of cost of revenue include labor and materials incurred in the delivery of software and services. Cost of revenue decreased by 95% to $15,000 in the quarter ended June 30, 2001 from $279,000 for the same period in 2000, and decreased by 89% to $40,000 in the six months ended June 30, 2001 from $352,000 for the same period in 2000. This decrease is mainly as a result of the different nature of the work performed during the periods. In 2001, most of the revenue was derived from support and maintenance and demonstration projects, which are high margin activities, compared to consulting and implementation work in 2000, which are lower margin tasks. The gross profit percentage improved to 93% in the second quarter of 2001 from 10% in the second quarter of 2000 and increased to 88% during fiscal 2001 from 9% in the 2000 year-to-date because of this change.

We expect our gross profit to fluctuate based on our product mix, geographic mix, product and patent licenses, and the uncertain costs associated with hiring competent technical, creative and management personnel. There are no assurances that Blue Zone will be able to maintain gross margins in future periods.

General and Administrative Expenses

General and administrative expenses for the quarter ended June 30, 2001 were $445,000, a decrease of $485,000 compared to the quarter ended June 30, 2000 expenses of $930,000. General and administrative expenses for the six months ended June 30, 2001 were $954,000, a decrease of $666,000 compared to expenses of $1,620,000 for the six months ended June 30, 2000. The lower level of general and administrative expenses is directly attributable to efforts to control operating costs, such as travel and entertainment, professional fees, and general office expenses, as well as the elimination of administrative positions in the second quarter of 2001. This focus resulted in proportionately more costs being allocated to selling and marketing costs rather than general and administrative expenses. In addition, the operational restructuring effected in the second quarter of 2001 resulted in reduced payroll and other costs. The significant components of general and administrative costs are discussed below.

Labor costs comprised approximately 13% of general and administrative expenses during the quarter ended June 30, 2001, or $59,000. This is a decrease of $252,000 over the 2000 quarter two labor component of $311,000. Labor costs comprised approximately 25% of general and administrative expenses during the six- month period ended June 30, 2001, or $238,000. This is a decrease of $287,000 compared to the labor component of

$525,000 for the six months ended June 30, 2000. The decrease can be explained by the lower average headcount in 2001; Blue Zone employed an average of 36 employees during the six months ended June 30, 2001 compared to an average of 41 employees during the six months ended June 30, 2000.

Blue Zone incurred termination costs of $77,000 in the second quarter of 2001 in connection with the operational restructuring that took place in April 2001. These costs relate to severance and other costs associated with positions that were eliminated in the restructuring. No such costs were incurred in 2000.

Accounting, legal, and investor relations fees were $62,000 for the quarter ended June 30, 2001, and $196,000 for the six months ended June 30, 2001. These amounts represent a decrease of 72% and 62% respectively over expenses of $223,000 and $518,000 respectively for the same periods in 2000. The majority of this decrease is attributable to lower legal fees, which decreased by 67% in 2001 as a result of several factors, including high legal costs incurred in the first half of fiscal 2000 associated with filing the Company’s Form 10 and costs associated with preparing for the Company’s Nasdaq listing in July 2000, together with a greater effort to control legal costs in 2001. Investor relations fees decreased 71% during 2001 because of much lower level of external investor relations activities. Blue Zone conducted an investor road show in 2000, but not in 2001. Blue Zone cancelled the external investor relations contract in March 2001 in order to reduce costs.

Travel and entertainment costs charged to general and administrative expenses decreased 91% to $11,000 for the quarter ended June 30, 2001, compared to $124,000 for the same period last year. These costs decreased 67% to $82,000 for the six months ended June 30, 2001, compared to $246,000 for the same period last year. During the six months ended June 30, 2000, travel costs were incurred in connection with the CTV contract and for presentations to the investment community and corporate financing activities. The travel costs incurred in 2001 were mainly for general corporate purposes, as well as some travel in connection with CTV. Travel costs also decreased as a result of greater efforts to control discretionary spending in 2001 and fewer people traveling.

Facilities costs, which include rent, utilities, and operating costs, were $55,000 for the second quarter of fiscal 2001, an increase of $8,000 over the prior year. Facilities costs were $106,000 for the first two quarters of fiscal 2001, an increase of $19,000 over the same period in the prior year. Blue Zone had additional space in Vancouver and an apartment in Toronto during the six- month period ended June 30, 2001 compared to the same period in fiscal 2000.

Public company expenses increased to $52,000 in the second quarter of 2001 and to $62,000 for the six months ended June 30, 2001. These amounts represent increases of 478% and 226% respectively over expenses of $9,000 and $19,000 respectively for the same periods in 2000. Public company costs include primarily Nasdaq listing fees. The increase is attributable to the fact that the Company’s common stock began trading on the Nasdaq market in July 2000. Before that date, the public company costs were minimal because there are no listing fees for being quoted on the over-the-counter system.

General office expenses decreased to $35,000 during the quarter ended June 30, 2001 from $104,000 in the prior year. General office expenses decreased to $63,000 during the six months ended June 30, 2001 from $170,000 in the same period in the prior year. The decrease from fiscal 2000 can be attributed mainly to lower printing costs and lower association dues in fiscal 2001. Printing costs were incurred in 2000 for the printing of corporate brochures. In addition, costs were incurred late in the second quarter of fiscal 2000 to outfit new office space in Vancouver.

Network, internet and telecommunications costs for the second quarter decreased to $37,000 in 2001 from $65,000 in 2000, and for the six months ended June 30 decreased to $70,000 in 2001 from $133,000 in same period in the prior year. The decrease can be explained by costs incurred in the first half of 2000 to install the Company’s communications line, together with overall lower phone charges in 2001.

Research and Development

Based on the development and anticipated success of the MediaBZ suite of software products and contingent upon our ability to raise additional funds, Blue Zone expects to invest funds to improve the existing MediaBZ products by providing features and options requested by existing and prospective clients.

Research and development costs decreased to $178,000 in the second quarter of fiscal 2001 from $184,000 for the same period in the prior year. Research and development costs increased to $374,000 in the first half of fiscal 2001 from $278,000 for the same period in the prior year. The changes from the prior year can be explained by the different labor mix utilized for research and development activities in 2001 compared to 2000. Labor is the main component of research and development costs, and the headcount involved in research and development activities decreased during the second quarter of 2001 compared to the same period in the prior year.

Blue Zone cannot provide any assurance that expenditures in research and development will ensure our success or lead to innovations that are not available to our competition.

Selling and Marketing

Selling and marketing costs increased to $151,000 for the quarter ended June 30, 2001 from $26,000 for the same period in the prior year, and increased to $297,000 for the six months ended June 30, 2001 from $106,000 for the same period in 2000. These changes represent increases of 481% and 180% respectively. The increase in sales and marketing costs is directly tied to the execution of Blue Zone’s business plan, as discussed above. As the Company continues to evolve into a product and solutions focused operation, more of Blue Zone’s President and Chief Executive Officer’s time and other resources are focused on selling and marketing activities. In addition, Blue Zone had employees working full time on selling and marketing activities in 2001, and not in 2000.

The Company’s sales and marketing activities during the first two quarters of fiscal 2001 were focused on securing new customers throughout North America. The Company incurred higher costs in the areas of salaries and wages, travel, advertising and promotions, and other related costs in 2001.

Selling and marketing costs will likely increase in the future as the Company attempts to expand business in North America and throughout the world. There can be no assurances that these expenditures will result in secure, long-term customers or reliable revenue sources.

Depreciation

Depreciation is provided on the declining balance basis using a 30% rate for all capital asset categories, except for leasehold improvements, which are amortized on a straight-line basis over five years, representing the term of the leases to which the improvements relate. Depreciation expense for the quarter ended and six months ended June 30, 2001 increased to $57,000 and $118,000 respectively from $49,000 and $91,000 respectively for the same periods in the prior year, reflecting higher fixed asset balances in fiscal 2001 compared to fiscal 2000.

Income Taxes

No income taxes were payable in the first or second quarter of fiscal 2001 or 2000, as a result of the operating loss recorded during those periods. Based on a number of factors, including the lack of a history of profits, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets, and, accordingly, has not booked an income tax benefit at June 30, 2001 or 2000. The loss incurred in the current year can be carried forward for seven years for Canadian income tax purposes.

Interest Income

The Company recorded interest income of $6,000 in the second quarter and $36,000 in the first half of fiscal 2001, relating to interest earned on short-term investments (see Liquidity and Capital Resources section below). This is a decrease of $77,000 and $95,000 over the same periods in 2000, reflecting lower average short-term investment balances in fiscal 2001.

Other Comprehensive Income

Blue Zone recorded other comprehensive loss of $45,000 during the half- year ended June 30, 2001, compared to a loss of $72,000 during the same period in 2000, resulting in accumulated other comprehensive loss of $245,000 at June 30, 2001, compared to $200,000 at December 31, 2000. Other comprehensive loss relates entirely to the effect of the foreign currency translation adjustment arising from the translation of the Company’s subsidiary financial statements from Canadian dollars into US dollars upon consolidation. The loss increased as a result of the devaluation of the Canadian dollar against the United States dollar during the first half of 2001. The US dollar exchange rate changed from $1.4995 at December 31, 2000 to $1.5140 at June 30, 2001.

Liquidity and Capital Resources

The Company does not currently have an adequate source of reliable, long-term revenue to fund operations. As a result, Blue Zone is reliant on outside sources of capital funding. There can be no assurances that the Company will in the future achieve a consistent and reliable revenue stream adequate to support continued operations. In addition, there are no assurances that the Company will be able to secure adequate sources of new capital funding, whether it be in the form of share capital, debt, or other financing sources. The Company currently has two customers that accounted for approximately 89% of the revenue recorded during the six months ended June 30, 2001.

Blue Zone had cash and cash equivalents of $304,000 and working capital of $411,000 at June 30, 2001. This compares to cash and cash equivalents of $1,845,000 and working capital of $1,694,000 at December 31, 2000. The Company continued to incur costs but did not secure adequate new revenue to cover the costs, and this contributed to an erosion of working capital during the quarter ended June 30, 2001. Surplus cash is invested in high grade corporate securities and guaranteed investment certificates with terms to maturity at the date of purchase of less than three months.

During the six months ended June 30, 2001, Blue Zone used cash of $1,526,000 in operating activities compared to using $2,069,000 in the same period in the prior year. The reduction in cash used for operations in 2001 demonstrates the effect of the Company’s efforts to reduce operating costs in 2001.

Blue Zone invested $10,000 in fixed assets for the six months ended June 30, 2001, compared to $511,000 in the same period in 2000. The higher expenditures in 2000 reflect the Company’s focus on installing the infrastructure to support growth of the business. Such expenditures were not required in 2001

Subsequent to quarter end, the Company issued secured convertible debentures of $300,000. The funds will be used to fund working capital requirements. The debentures are convertible into common stock of the Company at a conversion rate of $0.135 per share, the prevailing market price of the Company’s common stock on the date of issuance of the debentures. The debentures bear interest at a rate of 8.25% per year and are due in April 2003. The Company has an additional $700,000 available under its $1 million debenture facility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2001, Blue Zone had not entered into or acquired financial instruments that have material market risk. The Company has no financial instruments for trading purposes, or derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the consolidated balance sheet included in this report. The fair value of all financial instruments at June 30, 2001 is not materially different from their carrying value.

Blue Zone regularly invests funds in excess of immediate needs in guaranteed investment certificates issued by major Canadian banks or high grade corporate debt securities. The fair value of these instruments, which generally have a term to maturity at the date of purchase of 90 days or less, does not differ significantly from their face value.

To June 30, 2001, substantially all revenues and the majority of cash costs have been realized or incurred in Canadian dollars. To date, Blue Zone has not entered into foreign currency contracts to hedge against foreign currency risks between the Canadian dollar or other foreign currencies and our reporting currency, the United States dollar. Generally, however, The Company attempts to manage our risk of exchange rate fluctuations by maintaining sufficient net assets in Canadian dollars to retire our liabilities as they come due.

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

BLUE ZONE, INC

By:	/s/ Bruce Warren

Bruce Warren
Chief Executive Officer

Date: August 13, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Blue Zone and in the capacities and on the dates indicated:

Signature		Title	Date
By:	/s/ Bruce Warren Bruce Warren	President and Chief Executive Officer and Director (Principal Executive Officer)	August 13, 2001

By:	/s/ Jamie Ollivier Jamie Ollivier	Executive Creative Director and Director	August 13, 2001

By:	/s/ F. Michael P. Warren F. Michael P. Warren	Chairman and Director	August 13, 2001

By:	/s/ Tryon Williams Tryon Williams	Director	August 13, 2001

By:	/s/ Jay Shecter Jay Shecter	Director	August 13, 2001

By:	/s/ Dave Thomas Dave Thomas	Director	August 13, 2001

By:	/s/ Jeremy Black Jeremy Black	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	August 13, 2001