Form 10-Q
period 2001-09-30
BLUE ZONE INC
filed 2001-11-13
CIK 1107749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2001

Commission file number 0-29907

BLUE ZONE, INC.

(Exact name of registrant as specified in its charter)

NEVADA	86-0863053

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

329 RAILWAY STREET, 5TH FLOOR
VANCOUVER, BRITISH COLUMBIA
CANADA V6A 1A4
(604) 685-4310
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes       X        No

The number of outstanding shares of the registrant’s Common Stock, par value $0.001 per share, was 24,539,350 on November 8, 2001.

BLUE ZONE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2000

PART I

ITEM 1. FINANCIAL STATEMENTS

BLUE ZONE, INC.

Consolidated Balance Sheet
(Expressed in U.S. dollars)

	September 30, 2001	December 31, 2000
	(Unaudited)

Assets

Current assets:

Cash and cash equivalents	$547,568	$1,844,981

Accounts receivable, net of allowance for doubtful accounts of $1,567 (2000 - nil)	206,459	221,363

Prepaid expenses	57,404	144,767

	811,431	2,211,111

Fixed assets (note 5)	533,899	838,897

	$1,345,330	$3,050,008

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$52,866	$258,728

Accrued liabilities (note 6)	132,185	198,077

Deferred revenue	76,021	60,020

	261,072	516,825

Debenture payable (note 3)	600,000	–

Stockholders’ equity (note 4):

Preferred stock, authorized 5,000,000 shares, $.01 par value, none issued in 2001 or 2000	–	–

Common stock, $.001 par value, authorized 100,000,000 shares; issued and outstanding 24,539,350 shares	24,539	24,539

Additional paid in capital	8,504,046	8,446,877

Deficit	(7,745,135)	(5,738,665)

Accumulated other comprehensive loss:

Foreign currency translation adjustment	(299,192)	(199,568)

	484,258	2,533,183

	$1,345,330	$3,050,008

Contingency (note 7)

See accompanying notes to consolidated financial statements.

BLUE ZONE, INC.

Consolidated Statement of Operations
(Expressed in U.S. dollars)

(Unaudited)

	Three months ended Sep 30,		Nine months ended Sep 30,
	2001	2000	2001	2000

Product, license and service revenue	$144,542	$481,769	$485,614	$906,574

Cost of revenues	38,380	197,064	77,935	549,276

Gross profit	106,162	284,705	407,679	357,298

Operating expenses:

General and administrative (notes 5 & 6)	402,162	905,165	1,356,394	2,531,604

Research and development	128,935	197,956	502,741	475,793

Selling and marketing	131,119	1,645	428,398	99,375

Depreciation	51,484	50,244	169,368	141,619

	713,700	1,155,010	2,456,901	3,248,391

Loss before undernoted	607,538	870,305	2,049,222	2,891,093

Other income:

Interest income	6,584	13,570	42,752	102,440

Net loss	$600,954	$856,735	$2,006,470	$2,788,653

Net loss per common share, basic and diluted	$0.02	$0.04	$0.08	$0.13

Weighted average common shares outstanding, basic and diluted	24,539,350	21,773,672	24,539,350	21,616,624

See accompanying notes to consolidated financial statements.

BLUE ZONE, INC.

Consolidated Statement of Stockholders’ Equity
(Expressed in U.S. dollars)

Nine months ended September 30, 2001
(Unaudited)

					Accumulated
					other
					comprehensive
					loss

					Foreign
			Additional		currency	Total
	Common stock		paid-in		translation	stockholders'
	Shares	Amount	capital	Deficit	adjustment	equity

Balance, December 31, 2000	24,539,350	$24,539	$8,446,877	$(5,738,665)	$(199,568)	$2,533,183

Amortization of deferred stock compensation	–	–	26,820	–	–	26,820

Adjustment of financing costs	–	–	30,349	–	–	30,349

Comprehensive loss:

Net loss	–	–	–	(2,006,470)	–	(2,006,470)

Foreign currency translation adjustment	–	–	–	–	(99,624)	(99,624)

						(2,106,094)

Balance, September 30, 2001	24,539,350	$24,539	$8,504,046	$(7,745,135)	$(299,192)	$484,258

See accompanying notes to consolidated financial statements.

BLUE ZONE, INC.

Consolidated Statement of Cash Flows
(Expressed in U.S. dollars)

Nine months ended September 30, 2001 and 2000
(Unaudited)

	2001	2000

Cash flows from operating activities:

Net loss	$(2,006,470)	$(2,788,653)

Items not involving cash:

Stock based compensation	26,820	276,060

Depreciation	169,368	141,619

Fixed asset impairment loss	84,614	–

Loss on disposal of fixed assets	19,326	–

Changes in operating assets and liabilities:

Accounts receivable	5,288	(528,729)

Prepaid expenses	80,500	55,429

Work-in-progress	–	70,581

Accounts payable	(194,490)	(25,666)

Accrued liabilities	(77,066)	–

Deferred revenue	19,005	(100,329)

Net cash used in operating activities	(1,873,105)	(2,899,688)

Cash flows from financing activities:

Issuance of convertible debentures	600,000	–

Issuance of redeemable equity securities	–	4,000,000

Increase in deferred finance costs	–	(459,551)

Issuance of common stock	–	6,250

Repayment to stockholder	–	(45,559)

Net cash provided by financing activities	600,000	3,501,140

Cash flows from investing activities:

Proceeds from sale of fixed assets	15,496	–

Purchase of fixed assets	(18,545)	(563,457)

Net cash used in investing activities	(3,049)	(563,457)

Effect of exchange rate changes on cash and cash equivalents	(21,259)	–

Net increase (decrease) in cash and cash equivalents	(1,297,413)	37,995

Cash and cash equivalents, beginning of period	1,844,981	4,097,869

Cash and cash equivalents, end of period	$547,568	$4,135,864

Supplementary information:

Interest paid	$–	$2,122

Income taxes paid	–	–

Non-cash transactions:

Revenue received in exchange for advertising expense	$–	$8,651

See accompanying notes to consolidated financial statements.

BLUE ZONE, INC.

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Nine months ended September 30, 2001 and 2000
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

The Company has reported losses in the last three fiscal years, and has an accumulated deficit of $7,745,135 at September 30, 2001, and recurring negative cash flows from operations. Management continues to review operations in order to identify additional strategies, including obtaining future sales contracts, designed to generate cash flow, improve the Company’s financial position, and enable the timely discharge of the Company’s obligations. To that end, on September 28, 2001 the Company announced an operational restructuring resulting in the elimination of 19 production and administration positions. When additional capital is required, the Company may sell additional equity, debt or convertible securities or establish credit facilities. If management is unable to identify sources of additional cash flow in the short term, it may be required to further reduce or limit operations.

BLUE ZONE, INC.

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Nine months ended September 30, 2001 and 2000
(Unaudited)

3. Debenture Payable

During the quarter, the Company issued secured convertible debentures in the amount of $600,000. The debentures are convertible at the option of the lender into common stock of the Company at a conversion rate of $0.135 per common share for $300,000 of the debentures and $0.085 per common share for the remaining debentures, the prevailing market prices of the Company’s common stock on the date of issuance of the debentures. Half of the debentures bear interest at a rate of 8.25% per year and the other half bear interest at a rate of 8.0% per year; all of the debentures are due in April 2003. The debentures are secured by certain assets of the Company and are part of a $1,000,000 debenture facility between the Company and a related party. Drawdowns under the facility are subject to board of director approval. During the period the Company accrued interest of $8,893 in connection with the debentures.

4. Stockholders’ Equity

During the quarter ended September 30, 2001, options to purchase 2,600,000 common shares were tendered for cancellation by directors of the Company. The directors received an undertaking by the Company to issue options to purchase an equivalent number of shares at some date in the future, which will be more than six months after the date of cancellation, at the then market price of the Company’s common stock.

During the quarter ended September 30, 2001, the Company issued options to purchase 1,895,000 common shares to employees in accordance with the Company’s Amended and Restated 1999 Stock Option Plan.

At September 30, 2001, there were outstanding options to purchase a total of 2,674,000 common shares of the Company.

5. Fixed Asset Impairment

The Company has recorded an impairment loss of $84,614 relating to certain furniture, fixtures, and equipment located in the Company’s Toronto studio. The lease for the Toronto studio was assigned to an unrelated third party subsequent to period end, and the equipment remaining in the studio at that time was also assigned to that party for a nominal amount. The equipment is recorded at its net recoverable amount, and the impairment loss is recorded in general and administrative expenses on the statement of operations. As a result of the assignment, the Company is released of all liability under the lease effective October 15, 2001.

BLUE ZONE, INC.

Notes to Consolidated Financial Statements
(Expressed in U.S. dollars)

Nine months ended September 30, 2001 and 2000
(Unaudited)

6. Restructuring

The Company has undertaken two operational restructurings during the nine month period ended September 30, 2001, resulting in the elimination of approximately 36 positions in total. The financial statements for the nine months ended September 30, 2001 reflect total restructuring charges of $101,900 in connection with these reorganizations, representing primarily severance and other costs associated with positions eliminated, including an accrual of $20,314 relating to the September restructuring.

7. Contingency

During the year ended December 31, 2000, the Company was audited by the Consumer Taxation Branch of the British Columbia Ministry of Consumer and Corporate Affairs for provincial sales tax for the period from November 1, 1997 to October 31, 2000. The Ministry proposed an assessment of approximately $182,000 relating to various items from this period, including tax on revenue and tax on capital assets purchased outside the province for use in B.C. The Company believes the proposed assessment applies tax primarily to items that are not taxable and has disputed the proposed assessment. $15,700 was paid to the Ministry in a prior quarter, representing management’s best estimate of the Company’s obligation in respect of the possible assessment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward- looking statements that involve risks and uncertainties, as described below. Blue Zone’s actual results could differ materially from those anticipated in these forward- looking statements. The following discussion should be read in conjunction with the unaudited interim consolidated financial statements and notes thereto included in Part I — Item 1 of this Quarterly Report, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Conditions and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

In the latter half of 1999, Blue Zone contracted with CTV, Canada’s largest private television network, to plan, design, and implement CTV News’ interactive broadcasts on the Internet, focused around the MediaBZ product. The interactive news service, CTVNEWS.com, was launched on September 21, 2000. CTVNEWS.com utilizes Blue Zone’s NewsBZ™ software to publish its content to Web-enabled computers, interactive television, WAP-enabled cellular telephones, and personal digital assistants. Blue Zone has also been retained as an ongoing consultant to CTV. During the quarter ended September 30, 2001, CTV upgraded to MediaBZ 2.0, the latest version of Blue Zone’s software, and renewed its annual license for a further one-year period.

Approximately 65% of the Company’s revenue for the nine- month period ended September 30, 2001 is derived from delivering product and services related to this CTV contract, including license, support and maintenance, and consulting revenue. At September 30, 2001, Blue Zone continues to work closely with CTV in accordance with the contract.

Blue Zone has been working with Bell Mobility, the largest wireless telecommunications service provider in Canada. We have completed development of one wireless application prototype for Bell Mobility and expect to develop further applications as a result of this relationship. Blue Zone has not yet signed a definitive agreement with Bell Mobility.

During the quarter ended September 30, 2001, Blue Zone entered into a strategic alliance with PacketVideo, the recognized leader in advanced technologies for wireless multimedia communications, to bring our respective technologies to the wireless carrier markets in North America, Europe and Asia. Under the terms of the agreement, Blue Zone expects to benefit from PacketVideo’s direct and indirect worldwide sales force and established relationships with the major global wireless carriers. PacketVideo will market and sell a solution that combines the PacketVideo technology with Blue Zone’s MediaBZ carrier solution, allowing content providers to easily and efficiently deliver their content to wireless devices and to Blue Zone’s front-end mobile applications that display the content on mobile consumer devices.

MediaBZ is integrated with PacketVideo’s PVAuthor™, which is installed at the content provider’s facility to enable an automated encoding process, which results in labor cost savings for the content provider. The combined solution allows the content provider to deliver constantly refreshed rich media content (e.g. news, sports, finance, entertainment, etc.) to wireless devices (e.g. cell phones, smart PDA’s, etc.) via the carrier’s network. This, in turn, enables carriers to implement value-added subscription services that provide a monthly revenue stream while increasing subscribers’ airtime consumption. Blue Zone is also a chartered developer for PacketVideo.

The Company has incurred losses in each of the last three fiscal years and for the period ended September 30, 2001, and as of September 30, 2001, had an accumulated deficit of $7,745,000. The net loss was $2,006,000 for the nine- month period ended September 30, 2001. Blue Zone continues to incur losses as a result of the focus on executing the Company’s business plan, which is built around marketing of the MediaBZ product line to a broad range of broadcast, media, and wireless communication companies throughout North America.

During the third quarter of 2001, Blue Zone effected an operational restructuring, resulting in the elimination of 19 administrative and production positions within the Company, in order to focus on partner reselling opportunities, such as value added resellers (VAR), for its core MediaBZ solution. This restructuring followed the second quarter reorganization whereby Blue Zone eliminated 14 positions in administration and production, while maintaining the Company’s core competency as a software solutions company.

The two restructurings, combined with other cost savings measures in the areas of travel and entertainment, professional fees, and administrative costs, may better enable the Company to leverage the potential of the Company’s MediaBZ software solution, and to capitalize on emerging markets with an industry leading technology while reducing the cash utilization rate. Blue Zone does not expect that the restructurings will compromise the Company’s ability to fulfill its current and anticipated future client obligations.

Stock option exchange program

During the prior quarter, Blue Zone’s Board of Directors approved a voluntary stock option exchange program for our employees and directors. The stock option exchange program for employees was withdrawn during the quarter ended September 30, 2001, and was replaced with the granting of new, at- market options to all employees. Under the program, Blue Zone’s directors were given the opportunity to elect to cancel outstanding stock options held by them in exchange for an undertaking to issue an equal number of new options to be granted at a future date, which will be at least six months after the cancellation date. The exercise price of the new options will be equal to the fair market value of the Company’s common stock on the date of grant. Options to purchase 2,600,000 shares were cancelled by Directors during the quarter.

Nasdaq listing

During the quarter ended June 30, 2001, the Company received notice from the Nasdaq Stock Market indicating that its common stock would be delisted from the Nasdaq Smallcap Market as a result of Blue Zone’s failure to meet certain of Nasdaq’s continued listing requirements. The Company filed an appeal and had a hearing before the Nasdaq Listing Qualifications Panel to present the Company’s plan to regain compliance for continued listing. However, the Panel notified the Company that its stock would be delisted effective August 8, 2001. Blue Zone’s common stock commenced quotation on the OTC Bulletin Board system on August 8, 2001.

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

Exchange product and service:

In fiscal 2000, the Company adopted EITF No. 99-17 “Accounting for Advertising Barter Transactions”. EITF 99-17 provides that the Company recognize revenue and advertising expenses from barter transactions at the fair value only when it has a historical practice of receiving or paying cash for similar transactions. The Company has not recorded barter transactions during the nine- month period ended September 30, 2001.

Results of operations

The following table sets forth consolidated statement of operations data for the three-month periods and nine-month periods ended September 30, 2001 and 2000, expressed as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Consolidated Statement of Operations Data:

Revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue	26.6	40.9	16.0	60.6

Gross profit	73.4	59.1	84.0	39.4

Operating expenses:

General and administrative	278.2	187.9	279.3	279.2

Research and Development	89.2	41.1	103.5	52.5

Selling and marketing	90.7	0.3	88.2	11.0

Depreciation	35.6	10.4	34.9	15.6

Total operating expenses	493.7	239.7	505.9	358.3

Loss before interest and income taxes	420.3	180.6	421.9	318.9

Interest income	4.6	2.8	8.8	11.3

Net loss	415.7%	177.8%	413.1%	307.6%

Revenue

Product and service revenue decreased to $145,000 for the quarter ended September 30, 2001, a decrease of 70% over revenue of $482,000 for the quarter ended September 30, 2000. Product and service revenue dropped 46% to $486,000 for the nine months ended September 30, 2001 from revenue of $907,000 for the nine months ended September 30, 2000. The decline in revenue is mainly attributable to a reduction in the volume of work performed for CTV in fiscal 2001. CTVNews.com went live in September 2000, meaning that Blue Zone performed the bulk of the work in quarter two and three of 2000 in anticipation of the CTV launch. The reduction in revenue from CTV for the year to date of 2001 was partially offset by revenue generated from developing a MediaBZ wireless application prototype for trial by Bell Mobility. CTV accounted for approximately 85% of the revenue for the third quarter of fiscal 2001 and 65% of revenue for the 2001 year-to-date, compared to 95% and 90% respectively, for the same periods in 2000.

Cost of Revenue

The principal components of cost of revenue include labor and materials incurred in the delivery of software and services. Cost of revenue dropped by 81% to $38,000 in the quarter ended September 30, 2001 from $197,000 for the same period in 2000, and decreased by 86% to $78,000 in the nine months ended September 30, 2001 from $549,000 for the same period in 2000. This decrease is mainly a result of the different nature of the work performed during the periods. In 2001, most of the revenue was derived from support and maintenance and demonstration projects, which are high margin activities, compared to consulting and implementation work in 2000, which are lower margin tasks. The gross profit percentage improved to 73% in the third quarter of 2001 from 59% in the third quarter of 2000, and increased to 84% during fiscal 2001 from 39% in the 2000 year-to-date because of this change.

We expect our gross profit to fluctuate based on our product mix, geographic mix, product and patent licenses, and the uncertain costs associated with hiring competent technical, creative and management personnel. There are no assurances that Blue Zone will be able to maintain gross margins in future periods.

General and Administrative Expenses

General and administrative expenses for the quarter ended September 30, 2001 were $402,000, a decrease of $503,000 compared to the quarter ended September 30, 2000 expenses of $905,000. General and administrative expenses for the nine months ended September 30, 2001 were $1,356,000, a reduction of $1,176,000 compared to expenses of $2,532,000 for the nine months ended September 30, 2000. The lower level of general and administrative expenses is directly attributable to efforts to control operating costs, such as travel and entertainment, professional fees, and general office expenses, as well as the elimination of administrative positions in the second quarter of 2001. The operational restructuring effected in the second quarter of 2001 resulted in reduced payroll and other associated costs. The significant components of general and administrative costs are discussed below.

Labor costs comprised approximately 16% of general and administrative expenses during the quarter ended September 30, 2001, or $64,000. This is a drop of $204,000 over the 2000 quarter three labor component of $268,000. Labor costs comprised approximately 23% of general and administrative expenses during the nine- month period ended September 30, 2001, or $307,000. This is a decrease of $485,000 compared to the labor component of $792,000 for the nine months ended September 30, 2000. The decrease can be explained by the lower average headcount in 2001.

Blue Zone incurred termination costs of $30,000 in the third quarter of 2001 in connection with the elimination of administrative positions effective October 2001. Termination costs charged to general and administrative expenses totaled $102,000 for the year to date in 2001, and include the costs of the second quarter restructuring discussed above. These costs relate to severance and other costs associated with positions that were eliminated in the restructuring. No such costs were incurred in 2000.

Accounting, legal, and investor relations fees were $78,000 for the quarter ended September 30, 2001, and $274,000 for the nine months ended September 30, 2001. These amounts represent a decrease of 44% and 58% respectively over expenses of $139,000 and $657,000 respectively for the same periods in 2000. The majority of the reduction is attributable to lower legal fees. Legal costs declined by 61% in 2001 as a result of several factors, including high legal costs incurred in the first three quarters of fiscal 2000 associated with filing the Company’s Form 10, with preparing for the Company’s Nasdaq listing in July 2000, and with negotiating contracts in 2000, together with a greater effort to manage legal costs in 2001. Investor relations fees decreased 77% during 2001 because of much lower level of external investor relations activities. Blue Zone conducted an investor road show in 2000, but not in 2001. Blue Zone cancelled the external investor relations contract in March 2001 in order to reduce costs.

Travel and entertainment costs charged to general and administrative expenses decreased 71% to $16,000 for the quarter ended September 30, 2001, compared to $55,000 for the same period last year. These costs declined 67% to $98,000 for the nine months ended September 30, 2001, compared to $301,000 for the same period last year. During the nine months ended September 30, 2000, travel costs were incurred in connection with the CTV contract, other contract negotiations, and for presentations to the investment community and corporate financing activities. The travel costs incurred in 2001 were mainly for general corporate purposes, as well as some travel in connection with CTV and Bell Mobility. Travel costs also decreased as a result of greater efforts to manage travel spending in 2001 and fewer people traveling.

Facilities costs, which include rent, utilities, and operating costs, were $42,000 for the third quarter of fiscal 2001, a decrease of $4,000 over the prior year. Facilities costs were $158,000 for the first three quarters of fiscal 2001, an increase of $25,000 over the same period in the prior year. Blue Zone had additional space in Vancouver and an apartment in Toronto during the nine- month period ended September 30, 2001 compared to the same period in fiscal 2000.

Public company expenses decreased to $19,000 in the third quarter of 2001 and to $82,000 for the nine months ended September 30, 2001. These changes represent decreases of $87,000 or 82% for the quarter and $43,000 or 35% for the year to date compared to the same periods in 2000. Public company costs include primarily Nasdaq listing fees for the time when Blue Zone was traded on the Nasdaq exchange and SEC filing fees. The decrease is attributable to the fact that the Company’s common stock began trading on the Nasdaq market in July 2000, and the Company incurred significant one-time listing fees in the third quarter of 2000 associated with the listing. The Company also incurred SEC filing fees in connection with the filing of the Company’s Form S-8 in quarter three of 2000. Neither expenditure was required in 2001.

General office expenses decreased to $17,000 during the quarter ended September 30, 2001 from $56,000 in the prior year. General office expenses dropped to $73,000 during the nine months ended September 30, 2001 from $226,000 in the same period in the prior year. The decrease from fiscal 2000 can be attributed mainly to lower headcount, lower printing costs, and lower association dues in fiscal 2001. Printing costs were incurred in 2000 for the printing of corporate brochures. In addition, costs were incurred in the third quarter of fiscal 2000 to outfit new office space in Vancouver and to complete the fixturing of the Toronto studio and apartment.

Recruiting costs dropped to $4,000 in the third quarter of 2001 from $7,000 in the same period of 2000. These costs fell by $63,000 to $28,000 during the nine months ended September 30, 2001 compared to the same period in 2000. The higher level of recruiting fees in 2000 can be attributed to the costs associated with building the Company’s workforce in 2000 in connection with fulfilling the CTV contract and other anticipated business. The expenses include placement fees and advertising costs associated with filling positions within the Company. The Company recruited many fewer individuals in 2001.

Consulting costs declined by $13,000 to $5,000 in the quarter ended September 30, 2001 compared to 2000. There was a reduction of $92,000 to $5,000 for the nine months ended September 30, 2001 compared to the same period in 2000. This decrease can be explained by the fact that the Company used contract resources in fiscal 2000 to fulfill its obligations, whereas during 2001 Blue Zone had adequate employees to perform services in house.

Blue Zone recorded a fixed asset impairment loss of $85,000 during the quarter ended September 30, 2001. The Company closed the Toronto facility in October 2001 and assigned the lease for the space to a third party subsequent to the period end. The fixed assets located in Toronto are recorded at their net recoverable amount.

Research and Development

Based on the anticipated success of the MediaBZ suite of software products and contingent upon our ability to raise additional funds, Blue Zone has invested funds to improve the existing MediaBZ products by providing features and options requested by existing and prospective clients.

Research and development costs decreased to $129,000 in the third quarter of fiscal 2001 from $198,000 for the same period in the prior year. Research and development costs increased to $503,000 in the first three quarters of fiscal 2001 from $476,000 for the same period in the prior year. The changes from the prior year can be explained by the different labor mix utilized for research and development activities in 2001 compared to

2000. Labor is the main component of research and development costs, and the headcount involved in research and development activities decreased during the third quarter of 2001 compared to the same period in the prior year.

Blue Zone cannot provide any assurance that expenditures in research and development will ensure our success or lead to innovations that are not available to our competition.

Selling and Marketing

Selling and marketing costs climbed to $131,000 for the quarter ended September 30, 2001 from $2,000 for the same period in the prior year, and increased to $428,000 for the nine months ended September 30, 2001 from $99,000 for the same period in 2000. The significant jump in sales and marketing costs is directly tied to the execution of Blue Zone’s business plan, as discussed above. As the Company continues to evolve into a product and solutions focused operation, more of Blue Zone’s President and Chief Executive Officer’s time and other resources are focused on selling and marketing activities. In addition, Blue Zone had employees working full time on selling and marketing activities in 2001, and not in 2000.

The Company’s sales and marketing activities during the first three quarters of fiscal 2001 were focused on securing new customers throughout North America, as well as in Asia. The Company incurred higher costs in the areas of salaries and wages, travel, advertising and promotions, and other related costs in 2001.

There can be no assurances that the selling and marketing expenditures will result in secure, long-term customers or reliable revenue sources.

Depreciation

Depreciation is provided on the declining balance basis using a 30% rate for all capital asset categories, except for leasehold improvements, which are amortized on a straight-line basis over five years, representing the term of the leases to which the improvements relate. Depreciation expense for the quarter ended and nine months ended September 30, 2001 increased to $51,000 and $169,000 respectively from $50,000 and $142,000 respectively for the same periods in the prior year, reflecting higher fixed asset balances in fiscal 2001 compared to fiscal 2000.

Income Taxes

No income taxes were payable in fiscal 2001 or 2000 year-to-date, as a result of the operating loss recorded during those periods. Based on a number of factors, including the lack of a history of profits, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets, and, accordingly, has not booked an income tax benefit at September 30, 2001 or 2000. The loss incurred in the current year can be carried forward for seven years for Canadian income tax purposes.

Interest Income

The Company recorded interest income of $7,000 in the third quarter and $43,000 in the first three quarters of fiscal 2001, relating to interest earned on short-term investments (see Liquidity and Capital Resources section below). This is a decrease of $7,000 and $59,000 over the same periods in 2000, reflecting lower average short-term investment balances in fiscal 2001.

Other Comprehensive Income

Blue Zone recorded other comprehensive loss of $100,000 during the nine months ended September 30, 2001, compared to a loss of $147,000 during the same period in 2000, resulting in accumulated other comprehensive loss of $299,000 at September 30, 2001, compared to $200,000 at December 31, 2000. Other comprehensive loss relates entirely to the effect of the foreign currency translation adjustment arising from the translation of the Company’s subsidiary financial statements from Canadian dollars into US dollars upon consolidation. The loss increased as a result of the devaluation of the Canadian dollar against the United States dollar during the first three quarters of 2001. The US dollar exchange rate changed from $1.4995 at December 31, 2000 to $1.5785 at September 30, 2001.

Liquidity and Capital Resources

The Company does not currently have an adequate source of reliable, long-term revenue to fund operations. As a result, Blue Zone is reliant on outside sources of capital funding. There can be no assurances that the Company will in the future achieve a consistent and reliable revenue stream adequate to support continued operations. In addition, there are no assurances that the Company will be able to secure adequate sources of new capital funding, whether it be in the form of share capital, debt, or other financing sources. The Company currently has two customers that accounted for approximately 88% of the revenue recorded during the nine months ended September 30, 2001.

Blue Zone had cash and cash equivalents of $548,000 and working capital of $550,000 at September 30, 2001. This compares to cash and cash equivalents of $1,845,000 and working capital of $1,694,000 at December 31, 2000. The Company continued to incur costs but did not secure adequate new revenue to cover the costs, and this contributed to an erosion of working capital during the quarter ended September 30, 2001. Surplus cash is invested in high grade corporate securities and guaranteed investment certificates with terms to maturity at the date of purchase of less than three months.

During the nine months ended September 30, 2001, Blue Zone used cash of $1,873,000 in operating activities compared to using $2,900,000 in the same period in the prior year. The reduction in cash used for operations in 2001 demonstrates the effect of the Company’s efforts to reduce operating costs in 2001.

Blue Zone received proceeds of $15,000 from the sales of fixed assets and purchased fixed assets with a cost of $19,000 during the nine months ended September 30, 2001, compared to investing $563,000 in the acquisition of assets in the same period in 2000. The higher expenditures in 2000 reflect the Company’s focus on installing the infrastructure to support growth of the business. Such expenditures were not required in 2001, when the Company began to sell surplus equipment.

During the quarter ended September 30, 2001, the Company issued secured convertible debentures in the amount of $600,000. The funds were used to fund working capital requirements. The debentures are convertible into common stock of the Company at a conversion rate of $0.135 per share for $300,000 of the debentures and $0.085 for the remaining debentures, the prevailing market prices of the Company’s common stock on the date of issuance of the debentures. Half of the debentures bear interest at a rate of 8.25% per year and the other half bear interest at a rate of 8.0% per year; all of the debentures are due in April 2003. The Company has an additional $400,000 available under its $1 million debenture facility; drawdowns are subject to business plans of the Company as may be approved by the Board of Directors from time to time.

Our future capital requirements will depend on a number of factors, including costs associated with product development efforts, the success of the commercial introduction of our products and the possible acquisition of complementary businesses, products and technologies. When additional capital is required, we may sell additional equity, debt or convertible securities or establish credit facilities. There can be no assurances that additional capital will be available when we need it on terms that we consider acceptable. If the Company is unable to obtain additional capital as required, we may be required to further reduce or limit operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2001, Blue Zone had not entered into or acquired financial instruments that have material market risk. The Company has no financial instruments for trading purposes, or derivative or other financial instruments with off balance sheet risk. The majority of financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the consolidated balance sheet included in this report. The market value of the convertible debentures is not materially different from the book value because the debentures bear interest at market rates at the date of issuance. The fair value of all other financial instruments at September 30, 2001 is not materially different from their carrying value.

Blue Zone regularly invests funds in excess of immediate needs in guaranteed investment certificates issued by major Canadian banks or high grade corporate debt securities. The fair value of these instruments, which generally have a term to maturity at the date of purchase of 90 days or less, does not differ significantly from their face value.

To September 30, 2001, substantially all revenues and the majority of cash costs have been realized or incurred in Canadian dollars. To date, Blue Zone has not entered into foreign currency contracts to hedge against foreign currency risks between the Canadian dollar or other foreign currencies and our reporting currency, the United States dollar. Generally, however, The Company attempts to manage our risk of exchange rate fluctuations by maintaining sufficient net assets in Canadian dollars to retire our liabilities as they come due.

PART II

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any litigation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on July 18, 2001. The 16,559,424 shares of common stock present at the Annual Meeting out of a then total of 24,539,350 shares outstanding and entitled to vote acted as follows with respect to the following proposals:

1.	16,516,225 votes were cast in favor of the election of Bruce Warren, 43,199 votes were cast against, holders of no shares indicated that they abstained from voting on this matter and holders of 0 shares represented at the meeting for other purposes indicated no response on this item;

2.	16,516,225 votes were cast in favor of the election of F. Michael P. Warren, 43,199 votes were cast against, holders of no shares indicated that they abstained from voting on this matter and holders of no shares represented at the meeting for other purposes indicated no response on this item;

3.	16,516,225 votes were cast in favor of the election of Jaime Ollivier, 43,199 votes were cast against, holders of no shares indicated that they abstained from voting on this matter and holders of no shares represented at the meeting for other purposes indicated no response on this item;

4.	16,516,225 votes were cast in favor of the election of Tryon Williams, 43,199 votes were cast against, holders of no shares indicated that they abstained from voting on this matter and holders of no shares represented at the meeting for other purposes indicated no response on this item;

5.	16,516,225 votes were cast in favor of the election of David Thomas, 43,199 votes were cast against, holders of no shares indicated that they abstained from voting on this matter and holders of no shares represented at the meeting for other purposes indicated no response on this item and

6.	16,516,225 votes were cast in favor of the election of Jay Shecter, 43,199 votes were cast against, holders of no shares indicated that they abstained from voting on this matter and holders of no shares represented at the meeting for other purposes indicated no response on this item.

7.	16,398,350 votes were cast in favor of the proposal authorizing the Board of Directors in their discretion and as they may later deem appropriate to effect a reverse stock split, 159,859 votes were cast against, holders of 1,215 shares indicated that they abstained from voting on this matter and holders of no shares represented at the meeting for other purposes indicated no response on this item.

8.	16,540,859 votes were cast in favor of the ratification of the appointment of KPMG LLP as independent auditors for the 2001 fiscal year, 17,300 votes were cast against, holders of 1,265 shares indicated that they abstained from voting on this matter and holders of no shares represented at the meeting for other purposes indicated no response on this item.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

10.1	Employment Agreement (amended) dated May 1, 2001 between the Company and Bruce Warren.

10.2	Employment Agreement (amended) dated May 1, 2001 between the Company and Jamie Ollivier.

(b)	REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K on September 28, 2001 relating to the operational restructuring that took place effective October 12, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE ZONE, INC.

By: /s/ Bruce Warren Bruce Warren Chief Executive Officer

Date: November 9, 2001

By: /s/ Jeremy Black Jeremy Black Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Date: November 9, 2001