Form 10-K
period 2001-12-31
BLUE ZONE INC
filed 2002-03-28
CIK 1107749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

COMMISSION FILE NUMBER: 0-29907

BLUE ZONE, INC.

(Exact name of Registrant as specified in its charter)

Nevada	7370	86-0863053

(State of Incorporation)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

329 Railway Street, 5th Floor
Vancouver, British Columbia
Canada V6A 1A4
(604) 685-4310

(Address and telephone number of principal executive offices)

Securities to be registered pursuant to Section 12(b) of the Act:
Not applicable

Securities to be registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value per share
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K: [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the common stock on February 26, 2002 was approximately $326,000. The market value excludes an aggregate of 12,000,100 shares of common stock held by officers and directors of the registrant and by each person known by the registrant to own 5% or more of the issued and outstanding common stock. Exclusion of shares held by any of these persons should not be construed to indicate that such person is an affiliate of the registrant.

The number of outstanding shares of the registrant’s common stock on February 26, 2002 was 24,539,350.

PART I

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. All statements contained herein that are not statements of historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing forward-looking statements may be found in the material set forth under “Business,” “Business — Risks Related to Our Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in this Annual Report generally. We generally use words such as “believes,” “intends,” “expects,” “anticipates,” “plans,” and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those expressed or implied in the forward-looking statements for many reasons, including the risks described under “Business — Risks Related to Our Business” and elsewhere in this Annual Report.

ITEM 1. BUSINESS

GENERAL

We are currently engaged in four principal lines of business. The first involves the continuing development of our MediaBZ™ family of software products. MediaBZ software applications allow broadcasters to manage their television, radio and print content and permit them to transmit that content to consumers through a variety of outlets, such as a web-enabled computer, an analog television equipped with a cable set-top box, a digital television, or a hand-held electronic device such as personal digital assistant or cellular phone. Blue Zone is also exploring uses for MediaBZ outside of the broadcast market, to support other types of interactive initiatives. To this end the Company is pursuing clients in the wireless carrier market and has begun to explore the education market.

We believe that our MediaBZ software applications enable our clients to efficiently and effectively create or acquire and manage multiple asset types, such as video, audio, text, images, animations, and the like, and enhance their content offering by adding interactivity (e.g. polls, discussion boards, trivia, etc.). MediaBZ empowers clients to adapt their current technologies to deliver video, audio and print media content, along with interactive advertising and e-commerce to multiple platforms including personal computers, interactive televisions with set-top boxes and web enabled wireless devices (like cellular phones and personal digital assistants). Ultimately, we expect to derive fees from developing, marketing, licensing and maintaining our family of MediaBZ software applications.

The second line of business is graphical interface development for the Web and Interactive Television (“ITV”). We create, develop, and maintain interactive interfaces for our clients to help them establish and expand their presences on the Internet.

Thirdly, we provide strategic and technical advice to our clients to help them identify and exploit Internet applications and outlets for their valuable content.

Finally, we provide support, maintenance and integration services to companies using or intending to use MediaBZ products.

We currently have agreements with several of Canada’s leading television and radio broadcasting companies. Our principal client and revenue source is CTV Television Inc. (“CTV”), a leading national broadcasting network in Canada. In addition, until March 2002, we provided services for two radio stations located in Vancouver, BC, Canada — CKNW and CFMI Rock101, both owned by Corus Entertainment Inc., one of Canada’s leading entertainment companies.

Blue Zone’s second largest source of revenue in 2001 was Bell Mobility, one of Canada’s leading wireless communication companies. Blue Zone utilized its MediaBZ technology and expert design services to produce a prototype application that delivers video and other news content to a wireless PDA (personal digital assistant). This application has been showcased at a number of wireless communication events, including the Wireless Internet Conference in Toronto and an important analyst conference for Bell Mobility’s parent company.

We currently conduct our business through our subsidiaries, Blue Zone Productions Ltd., Blue Zone Solutions Inc. (formerly Blue Zone Entertainment Inc.) and Blue Zone International Inc. Blue Zone Productions Ltd., which was incorporated in British Columbia, Canada on March 9, 1987, is a wholly owned subsidiary of Blue Zone, Inc. Blue Zone Solutions Inc., which was incorporated in British Columbia on April 24, 1994, and Blue Zone International Inc., which was incorporated in Barbados on July 5, 1996, are each wholly owned subsidiaries of Blue Zone Productions Ltd. During 2001, Blue Zone Solutions Inc. and Blue Zone Productions Ltd. continued out of British Columbia and into the federal jurisdiction of Canada under the Canada Business Corporations Act (CBCA) and subsequent to December 31, 2001, these two companies were amalgamated to form Blue Zone Solutions Inc., a CBCA company. References in this document to “Blue Zone,” “the Company,” “we,” “us,” and “our” refer to Blue Zone, Inc. and its subsidiaries.

Our executive offices are located at 329 Railway Street, 5th Floor, Vancouver, British Columbia, Canada, V6A 1A4. Our telephone number (604) 685-4310. We expect that our executive offices will move to the United States after the second quarter of fiscal 2002 (see “History”).

HISTORY

Blue Zone, Inc. was originally incorporated on March 11, 1997 in the State of Nevada under the name “Western Food Distributors, Inc.” On July 21, 1998, Western Food Distributors, Inc. filed a disclosure statement pursuant to Rule 15c2-11 of the Securities Exchange Act of 1934 with the National Association of Securities Dealers, Inc. for the purpose of including its common stock, $0.001 par value per share, for trading on the

OTC Bulletin Board, a quotation service for securities that are not listed or traded on a national securities exchange.

On October 8, 1999, Blue Zone Productions Ltd. and Western Food Distributors, Inc. entered into a Share Exchange Agreement. Pursuant to the Share Exchange Agreement, all of the shares of Blue Zone Productions Ltd. were exchanged for 12 million shares of Western Food Distributors, Inc., Blue Zone Productions Ltd. became a wholly-owned subsidiary of Western Food Distributors, Inc., and Western Food Distributors, Inc. changed its name to “Blue Zone, Inc.” The former management of Western Food Distributors, Inc. then resigned, and the officers and directors of Blue Zone Productions Ltd. assumed the management of Blue Zone, Inc. The common shares of Blue Zone, Inc. thereafter were quoted publicly on the OTC Bulletin Board under the symbol “BLZN.”

In connection with the share exchange described above, Blue Zone Productions Ltd. entered into a Loan Agreement and a General Security Agreement, each dated as of August 30, 1999, with Terra Growth Investments Fund. Under the Loan Agreement, Terra Growth loaned Blue Zone Productions Ltd. $2,000,000 to be repaid within 30 days after the closing of the transaction detailed above. Contemporaneously with the share exchange, we received proceeds of $5,351,000 from a private placement of our common stock and warrants exercisable for shares of our common stock. We used a portion of the funds received from the private placement to repay the outstanding loan to Terra Growth Investments Fund.

The common stock of Blue Zone, Inc. began trading on the Nasdaq National Market in July 2000, and in January 2001 the stock moved to the Nasdaq SmallCap Market. During the quarter ended June 30, 2001, the Company received notice from the Nasdaq Stock Market indicating that its common stock would be delisted from the Nasdaq SmallCap Market as a result of Blue Zone’s failure to meet certain of Nasdaq’s continued listing requirements. The Company filed an appeal and had a hearing before the Nasdaq Listing Qualifications Panel to present the Company’s plan to regain compliance for continued listing. However, the Panel notified the Company that its stock would be delisted effective August 8, 2001. Blue Zone’s common stock commenced quotation on the OTC Bulletin Board system on August 8, 2001.

During 2001, Blue Zone faced several challenges, including a declining stock price, a reduction in revenue from existing clients and difficulty in securing new financing and revenue opportunities. Blue Zone implemented two operational restructurings during 2001 in order to reduce operating costs, resulting in the elimination of a total of 33 administrative and production positions within the Company.

On March 1, 2002, to further reduce our operating costs, we provided notice of termination to our six remaining employees. Pursuant to the notice provisions of their respective employment agreements, the services of all our remaining employees, including our President and Chief Executive Officer, Bruce Warren, and our Creative Executive Director, Jamie Ollivier, will be terminated effective June 30, 2002.

We intend to enter into consulting contracts with Messrs. Warren and Ollivier which will likely provide that, following their termination as employees of the Company, Messrs. Warren and Ollivier will continue to serve Blue Zone as members of the Company’s Board of Directors and act as consultants. Definitive documentation of these contracts has not been completed as of the date of this report. We also intend to enter into consulting contracts with other current and former Blue Zone employees as needed, although we cannot assure you that the services of these persons will be available on terms favorable to the Company, or at all.

In order to further reduce our operating costs, we intend to file a Form 15 with the Securities and Exchange Commission on or about May 10, 2002. This will allow us to terminate the registration of our common shares under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and to suspend our reporting requirements pursuant to Section 15(d) of the Exchange Act. Unless the Form 15 is withdrawn or denied, we anticipate that the registration of our common shares under Section 12(g) will be terminated on or about August 8, 2002. If our Section 12(g) registration is terminated, our common stock will no longer be eligible for quotation on the OTC Bulletin Board system. We intend to find a market maker that will allow our common stock to be quoted on the pink sheets, but there can be no assurances that we will be able to do so. If we are unable to arrange a market maker on the pink sheets for our common stock, it will no longer be quoted or traded publicly.

The Company currently intends to relocate its executive offices from Vancouver, British Columbia to the United States after the second quarter of 2002, to enable the Company to focus its sales and marketing efforts on establishing new customer relationships with United States broadcasting, media, and telecommunication companies, and to pursue opportunities for our MediaBZ technology.

Unless otherwise indicated, all references to share numbers contained in this report give effect to a five-for-one stock split of all of our issued and outstanding common stock effected July 14, 1998, and a 1.125-for-1 stock split of all of our issued and outstanding common stock effected September 27, 1999.

INDUSTRY OVERVIEW

The Internet provides companies with a new outlet to deliver content to consumers. Recognizing this opportunity, many broadcasters have developed Web sites to establish their presences on the Internet. Wireless carriers are making substantial investments in third generation (“3G”) high-speed wireless network infrastructure that permits the delivery of rich media such as video to wireless devices. These carriers are looking to develop and expand their revenue generating services on these emerging networks by charging for the delivery of rich media and other content . Education based institutions are developing ways to communicate more effectively with their alumni, faculty and students by using the Internet for activities such as distance learning and providing stakeholders with current information.

Many broadcasters are focused on determining how they can use the Internet to generate new business opportunities or to improve their existing business strategies. Rather than developing Internet-related technology or expertise in-house, broadcasting companies frequently rely on outside firms such as ours that can provide specialized products and services. We believe that we are well positioned to provide these specialized products and services to these companies.

We believe that the broadcasting industry is a specialized market and that many of our competitors lack the experience and technical expertise necessary to address the particular needs of broadcasting companies. In addition, we believe that our existing relationship with CTV and our past relationships with other leading Canadian broadcasting companies give us a marketing advantage over actual or potential competitors that lack similar established industry relationships. We intend to use our experience to strengthen our competitive position and reputation in Canada and the United States.

Wireless carriers around the world are exploring the capabilities of wireless devices and developing business models to capitalize on 2.5 and 3G networks. These business models typically entail subscription-based fees for enhanced services. Blue Zone can assist in the delivery of these services by developing compelling user interfaces and utilizing MediaBZ to deliver live rich media content such as breaking news, finance, sports and entertainment to any consumer, anywhere on any device, provided there is a suitable network in place. With this solution, we believe wireless carriers may be able to attract more subscribers, achieve a lower churn rate and generate additional revenue from content-subscription services. Furthermore, as advertising and mobile commerce strategies evolve, Blue Zone believes MediaBZ has the potential to assist in positioning its clients to capitalize on these additional revenue sources.

Blue Zone, in conjunction with PacketVideo (see discussion below under sales and marketing), developed a prototype for Bell Mobility that delivered CTV News rich media content to the Compaq iPAQ handheld computer. Our background in broadcasting and our MediaBZ content management system provide us with the knowledge, expertise and technology to assist telecommunications companies that are not accustomed to working in the content world.

Education based institutions are moving into fields such as distance learning. Many of these institutions are looking for solutions that allow them to facilitate communication between alumni, staff, students and faculty, as well as provide the opportunity for effective online learning. The power of MediaBZ lies in the ability to very easily create, manage and publish rich media content. We designed the software to enable clients to reduce production costs, increase the effectiveness of communication and create collaborative online environments. Faculty, staff and students can work in a user-friendly environment where technical expertise is not required to distribute rich media content such as video to the Internet.

Although Blue Zone does not have a history in the education sector, the education sector is moving towards becoming a type of broadcaster — an area where Blue Zone has a strong history. Blue Zone believes that its strong understanding of broadcasting and rich media and the strength of MediaBZ in handling rich media may prove to be a competitive advantage in this industry.

Blue Zone maintains its primary focus on broadcast clients. This is the sector the Company evolved from and the sector the Company knows and understands. With the evolution of the Internet, however, has come the ability for other types of organizations to become broadcasters. Blue Zone believes that it can use its expertise and the MediaBZ technology to assist organizations such as wireless carriers and education based institutions in their quest to provide rich media content to their stakeholders.

BUSINESS

Products and Services

We utilize a multi-stage approach that involves consulting, requirements documents, trials, product testing and legacy system integration to create, develop and maintain an interactive offering. We also provide authoring software to assist in the design and creation of interactive broadcasts for our clients.

All of our revenue in 2001 was derived from the licensing of our MediaBZ software and professional services related thereto. In fiscal 2001 we generated 17% of our revenue from licensing (2000 — 2%; 1999 — nil), 43% from professional services (including consulting, design, and development work) (2000 — 88%; 1999 — 100%), and 40% from support and maintenance activities (2000 — 10%; 1999 — nil).

The following description illustrates the range of products and services that we offer and those that we are currently developing, as well as a typical timetable for implementation of an interactive broadcasting solution for our clients.

Initial Consulting Services and Strategy

The typical first step in our methodology consists of consulting with the client to define its Internet strategy with respect to one or more of the following: Web/ITV design, content offerings, interactive convergence broadcasting, targeted advertising or electronic commerce. Our principal focus at this stage is to provide creative vision and technical advice as well as to identify and articulate revenue strategies. In addition, Blue Zone provides a business case that clearly outlines technical and implementation costs and annual cost savings from the implementation.

This initial phase of our engagement typically lasts for approximately eight weeks. In that time, we work with the client to understand its business needs and long-term goals. We attend meetings with senior management, evaluate the market segment in which the client competes, and assess the client’s operating and technical environment. Once the client’s objectives are defined, we prepare a written plan that identifies the client’s strategy, establishes the project’s scope and budget, sets out a detailed working schedule, and defines clear criteria for implementation.

An important goal at this stage is to position us to generate more revenue by having the client select us to develop, deploy, and maintain the client’s interactive broadcasts including its Web site, interactive television, personal digital television, personal digital assistant and wireless offerings. By providing strategic and technical advisory services at an early stage, we believe that we enhance our industry visibility and cement our relationship with senior management.

To date, we have provided consulting services to CTV as part of our arrangement to develop interactive broadcasting for its 24-hour NewsNet Station and CTV National News content properties. We have also previously provided consulting services to WIC Premium Television and CKNW/CFMI to develop interactive Web sites both for their specialty pay-per-view television and for their radio stations. In addition in fiscal 2000 we consulted to FOX Interactive Television on strategies to launch its Sports and News channels on an interactive television platform. We seek to enter into similar arrangements with other television, radio and print media companies and to expand our business into the United States and elsewhere.

Interactive Broadcasting Design and Development

With the written plan as a guide, we move from design and strategy to fulfillment and production. We begin by working with the client to define further the functional, technical, and creative requirements needed to implement its interactive broadcasting strategies.

We combine third-party software with our own proprietary software to build the basic platform that can become the basis of the client’s interactive offerings. We customize our software to create a user interface that incorporates the features, functionality and branding desired by each client. We also typically develop one or more prototypes of the interactive offering to test design concepts and functionality.

During this stage, we define the hardware, software, interactive elements, networking and telecommunications equipment needed to operate the interactive offering, and we work with the client to integrate the equipment into its existing information technology infrastructure. We collaborate with the client to identify staffing requirements and technical expertise necessary to maintain the interactive offering after launch, and we may begin training the client’s personnel to operate and maintain it.

Each aspect of the design and development phase of a project is documented in writing, and we collaborate with the client to refine the strategy to ensure the interactive offering meets the client’s goals. We can generally accomplish the design and development phase of a project in approximately two to six months depending on the requirements and degree of integration.

ABOUT MEDIABZ

Blue Zone’s MediaBZ software is a rich media content management and publishing solution. Empowered with MediaBZ, Blue Zone’s clients can efficiently and easily aggregate, create, manage and cross-publish interactive content such as video, text, audio, graphics, images, polls, trivia, and the like, from a user-friendly, browser-based interface. With MediaBZ, enhanced content is created once and published simultaneously to any one of a number of devices, including the Web, interactive television, personal digital assistants (PDA’s) and Web-enabled cell phones.

MediaBZ is a unique content management system (CMS). While competing CMS’s were designed to manage documents and static text, MediaBZ is specialized for rich media and designed for non-technical content creators. MediaBZ allows Blue Zone’s clients to recognize immediate cost savings through increased productivity and reduced technical staff. Clients with the software may enjoy a speed-to-market advantage over competitors, because content can be retrieved, created, edited and published in minutes. In addition, MediaBZ positions Blue Zone’s clients to capitalize on emerging revenue streams for the Web and wireless Internet, such as value-added subscription-based services, pay-per-view, one-to-one personalized advertising and secured electronic or mobile commerce (e/m-commerce).

Blue Zone sells MediaBZ to clients both as an application service provider (ASP) solution, hosted from Blue Zone’s infrastructure, and as an enterprise installation, where clients host the application on their own dedicated servers. Blue Zone works closely with each client to determine the appropriate type of MediaBZ installation based on a client’s size, content requirements and budget.

MediaBZ is a software application intended to be used by both producers and consumers of interactive media content. We make the software accessible through a web browser from anywhere with access to the Internet. MediaBZ incorporates the following features and functionality:

Producers of News Content

MediaBZ allows a content creator to prepare an interactive news story, including text, graphics, audio and video clips, without the need for a Web development team or technical expertise.

While researching the news story, for example, a reporter is able to access the broadcaster’s password-protected Web site and, using MediaBZ, search the broadcaster’s database of past video, audio and print content for relevant information. Once the story is complete, the content creator incorporates audio and video clips, graphics, interactive advertising and links to articles on the same or related content, into the story. Using the MediaBZ software, a news reporter is able to send a completed story to an editor for review or publish the story directly to the broadcaster’s Web site or other consumer platforms. Finally, because the broadcaster’s Web site and the MediaBZ software are accessible via the Internet, the reporter is able to write the story as easily from a hotel room in a foreign country as from the office or from home.

Consumers of News Content

MediaBZ allows consumers to experience interactive content using a Web browser on their computer, a digital television or an analog television equipped with a cable set-top box, personal digital assistant or a Web-enabled wireless device. For example, a Web site user can watch and listen to “headlines” composed of streaming video and audio clips, similar to a 30-second segment on a conventional television news program. Unlike conventional television news programs, however, a consumer using a site powered by MediaBZ can access additional content by clicking on the streaming video “headline” with a computer mouse or a television remote control. The additional content available to the consumer may include interactive graphics, video and audio clips, or text stories on the same or related content. As a result, the software combines the immediacy of video content with the information-rich nature of print publications and the interactivity of the Internet.

Licensing

We designed MediaBZ to be suitable for licensing to a variety of broadcasting companies in Canada, the United States, and elsewhere. Accordingly, we developed MediaBZ as a general software application that can be customized to suit an individual broadcaster’s specific needs. For example, while the basic software functionality will not vary, we can extend and customize the software to meet a client’s unique requirements as well as develop specialized user interfaces to incorporate the branding, colors, features and functionality required by a particular client.

On-going Consulting Services

As part of our engagement, we may be retained by a client to provide consulting services on an on-going basis. CTV retained us to advise them on macro Internet strategies and technological opportunities. We will attempt to enter into similar relationships with other clients in the future.

We believe that we benefit from providing on-going consulting services because we continue to receive access to information, technology and business opportunities and we maintain strong ties with senior management. We hope that, as our clients consider how to exploit emerging technologies such as convergence broadcasting, they will generally continue to utilize our technology and expertise.

Additional Opportunities for Our Convergence Broadcasting Software

We believe that MediaBZ will present us with additional revenue opportunities outside of broadcasting. During 2001, we began providing our expertise to the wireless industry through our relationships with CTV, Bell Mobility and PacketVideo. We hope to license the MediaBZ software to broadcasting and media clients and derive fees from licensing, maintenance and the development and sale of updates to the software. We also believe that our Web-based interactive broadcasting platform is not limited to the broadcast industry, and could be extended to further serve telecommunication companies and meet specific needs of education-based institutions.

KEY CUSTOMERS

We have developed a customized version of the MediaBZ software platform for CTV, for which we received development, licensing, and maintenance fees from CTV. We also provide support and maintenance services for the CTV Web site. In December 1999, Blue Zone Productions Ltd. signed an agreement with CTV to be the exclusive provider of Web site development, Web hosting, and strategic consulting services to the CTV NewsNet and the CTV National News interactive properties (the “1999 Agreement”). The 1999 Agreement included certain exclusivity provisions that prevent us from providing solutions or performing services to any other television station in Canada that competes with CTV.

Under the terms of an amendment to the 1999 Agreement dated September 26, 2001 (the “Amendment”), the parties extended CTV’s MediaBZ license until September 20, 2002, and effective December 31, 2001, terminated the 1999 Agreement and thereby eliminated the exclusivity provisions of the 1999 Agreement. There are no provisions for renewal included in the Amendment. Subsequent to the signing of the Amendment, Blue Zone and CTV entered into a source code escrow agreement which required Blue Zone to deposit with an escrow agent the MediaBZ source code for the duration of the license.

In June 2001, CTV and Blue Zone entered into a Maintenance and Service Level Agreement under which CTV paid monthly support and maintenance fees to Blue Zone of approximately $30,000 per month. The agreement was terminated under the terms of the Amendment and replaced with new support and maintenance provisions effective November 1, 2001. Under the terms of the Amendment Blue Zone agrees to provide support and maintenance services at a reduced rate of approximately $3,000 per month with a 30-day notice period for termination.

In April 2001, Blue Zone developed a wireless application for Bell Mobility. The application delivered CTV News rich media content to a wireless handheld device. Bell showcased the device at the Wireless Internet Conference in Toronto in April and later at a key analyst convention. Bell Mobility subsequently licensed the wireless application for a further three-month period ended February 28, 2002. Blue Zone intends to continue to cultivate this relationship, though there can be no assurances that we will generate further revenue from Bell Mobility. Blue Zone will also seek to extend its product offering to wireless carriers in the US, Asia and Europe through our relationship with PacketVideo.

We have been, and expect to continue to be, substantially dependent upon several key customer contracts as a source of revenue. For the fiscal year ended December 31, 2001, approximately 65% of our revenue was derived from the contracts with CTV and approximately 20% was derived from Bell Mobility (2000 — nil). CTV accounted for approximately 88% of our revenue during the fiscal year ended December 31, 2000. Unless renewed, CTV’s MediaBZ license agreement will terminate in September 2002. We believe that we will continue to derive a significant portion of our revenue from a limited number of larger clients. Any cancellation, deferral or significant reduction in work performed for these principal clients or a significant number of smaller clients would have a material adverse effect on our business, financial condition and results of operations.

In July 1999, Blue Zone Entertainment Inc. signed a 3-year contract with CKNW/CFMI, a division of WIC RADIO Ltd., under which we agreed to design, operate and maintain the Web sites for the radio stations CKNW and Rock 101 in Vancouver, Canada and provide exclusive Web site hosting and streaming media services. CKNW/CFMI were subsequently acquired by Corus Entertainment Inc., currently one of Canada’s leading entertainment companies. We received a fee for developing the Web sites and received promotional advertising on the client’s Web sites and radio station. Our agreement with CKNW/CFMI contains certain exclusivity provisions. CKNW/CFMI agreed not to use any party other than us to maintain, design or host the CFNW and Rock 101 Web sites. We agreed not to engage directly or indirectly in Web site design services for other radio stations based in British Columbia over the course of the contract. Our agreement with CKNW/CFMI may be terminated either by CKNW/CFMI or by us upon six months’ notice. This notice was given by Corus in October 2001. We expect, therefore, that this agreement will be terminated effective March 2002.

SALES AND MARKETING

Our sales and marketing efforts have been dedicated to strengthening our brand name and enhancing our reputation as a creative provider of the MediaBZ software platform, as well as providing interactive Web site development and strategic consulting services to clients. As part of our agreements with our broadcasting clients, we receive promotion and advertising in the form of co-branding and attendance at key management and executive meetings of our clients. We believe that one of the best means of promotion is to co-brand Blue Zone with the high-quality content of our broadcasting and media clients.

To date, our executive officers have taken primary responsibility for our marketing and sales efforts. We have begun to develop strategic alliances with companies that resell our product as part of a joint technical solution to better serve mutual clients. This is a strategy we intend to continue to pursue.

To this end, during the year ended December 31, 2001, Blue Zone entered into a strategic alliance with PacketVideo, the recognized leader in advanced technologies for wireless multimedia communications, to bring our respective technologies to the wireless carrier markets in North America, Europe and Asia. Under the terms of the agreement, Blue Zone hopes to benefit from PacketVideo’s direct and indirect worldwide sales force and established relationships with the major global wireless carriers. PacketVideo is marketing a solution that combines the PacketVideo technology with Blue Zone’s MediaBZ carrier solution, allowing content providers to easily and efficiently deliver their content to wireless devices and to Blue Zone’s front-end mobile applications that display the content on mobile consumer devices. To date, no revenue has been earned from this strategic alliance.

MediaBZ is integrated with PacketVideo’s PVAuthor™, which is installed at the content provider’s facility to automate the encoding process, resulting in potential labor cost savings for the content provider. The combined solution will allow the content provider to deliver constantly refreshed rich media content (e.g. news, sports, finance, entertainment, etc.) to wireless devices (e.g. cell phones, smart PDA’s, etc.) via the carrier’s network. This, in turn, may enable carriers to implement value-added subscription services that provide a monthly revenue stream while increasing subscribers’ airtime consumption.

During 2001 our officers attended conferences, made public presentations and addressed the broadcasting industry in both public and private venues. We believe that these types of presentations and meetings have provided opportunities for us to market and promote our product to new clients. However, there can be no assurances that such opportunities will ultimately generate revenue.

RESEARCH AND DEVELOPMENT

We incurred research and development expenditures of $560,000 for the fiscal year ended December 31, 2001 (2000 — $837,000; 1999 — $65,000). We expect to incur significantly lower research and development expenditures for the fiscal year ending December 31, 2002, as a result of the completion of the current development cycle for our MediaBZ software and a reduced workforce. As clients demand new features, we may, however, invest in the necessary product development to enhance our product offerings, subject to the availability of capital and human resources.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

We develop, maintain and license software relating to Websites and we provide consulting services to companies to assist them to identify and exploit interactive and convergence Internet applications and outlets for their rich media content. In fiscal 2001, 96% of our revenue was derived from the broadcast and wireless industries in Canada (2000 — 98%; 1999 — 100%). The balance was derived from customers in the USA. Revenue is attributed to a particular country based on the location of the client’s operations. All of the Company’s long-lived assets are located in Canada, and have been for the last three fiscal years.

SEASONALITY

The business of the Company is not affected by seasonality.

EMPLOYEES

As of February 26, 2002, we employed six people on a full-time basis, including corporate officers, excluding temporary personnel, consultants, and independent contractors. None of our employees is represented by a labor union, and we believe that our relationship with our employees is good.

On March 1, 2002 we gave termination notice to our six employees, indicating that they will no longer be permanent employees of Blue Zone effective June 30, 2002. The employees are being terminated in order to extinguish severance provisions within their employment agreements and to further reduce operating costs.

We intend to enter into consulting contracts with Messrs. Warren and Ollivier that will likely provide that, following their termination as employees effective June 30, 2002, they will continue to serve Blue Zone as members of the Company’s Board of Directors and as consultants and will continue to pursue opportunities for the Company’s MediaBZ technology. Definitive documentation of these contracts has not been completed as of the date of this report. We also intend to enter into consulting contracts with other current and former Blue Zone employees as needed, although we cannot assure you that the services of these individuals will be available on terms favorable to the Company, or at all.

We are substantially dependent upon the continued services and performance of Messrs. Warren and Ollivier, who co-founded our business. The loss of the services of either of these key individuals would have a material adverse effect on our business, financial condition and results of operations.

See “Item 11. Executive Compensation” for the terms of our employment agreements with Messrs. Warren and Ollivier.

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

We have only a limited operating history and face risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets, such as convergence broadcasting, that are using new and unproven business models. These risks include, but are not limited to, the possibility that:

•	our revenue forecasts may be incorrect because of our limited experience selling our products and services;

•	a market for our products and services may not develop because of a lack of interest in convergence broadcasting by consumers and the broadcasting industry;

•	we may fail in our goal to penetrate the wireless carrier market because of a lack of demand for high bandwidth mobile applications;

•	we may have difficulty selling to education based institutions given our limited experience in that industry;

•	our products may become obsolete, even if the convergence broadcasting market develops, because we may not be able to develop new products or update our existing products to respond to technological developments and changing industry standards;

•	our MediaBZ suite of software applications may not gain broad market acceptance;

•	we may not be able to attract and retain qualified personnel;

•	we may not be able to develop relationships with strategic partners in the broadcasting industry; and

•	we may be unable to maintain and enhance the Blue Zone brand.

These risks are described in more detail below. Our future growth will depend substantially on our ability to address these and the other risks described in this section. If we do not successfully address these risks, our business would be significantly harmed.

We have a history of losses and expect future losses, and there can be no assurances that we will achieve profitability

We have incurred significant net losses and negative cash flow from operations since our inception. We incurred net losses of $1,422,000 in fiscal 1999, $3,844,000 in fiscal 2000 and $2,321,000 in fiscal 2001. As of December 31, 2001, we had an accumulated deficit of $8,060,000, and during the year ended December 31, 2001 we used cash of $2,001,000 in operating activities. Although we reduced our operating costs and our cash utilization rate significantly during the 2001 fiscal year, we expect to continue to incur sales and marketing, research and development, and general and administrative expenses in the future. As a result, we expect to incur losses for the foreseeable future and will need to generate significantly higher revenues in order to achieve profitability. If we achieve profitability, we may not be able to sustain it.

Our financial statements have been prepared on a going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations. Certain conditions currently exist which raise substantial doubt about the validity of this assumption. The application of the going concern principle is dependent upon Blue Zone achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing. If the Company is unable to achieve profitable operations or obtain additional financing, we maybe required to further reduce or to limit operations, or cease operations altogether. The auditors’ report on the December 31, 2001 consolidated financial statements contains an explanatory paragraph that states that the Company has suffered losses and negative cash flows from operations that raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We will need additional capital to continue to operate our business.

We have not yet secured a long-term source of revenue. In the absence of positive cash flow from operations, we will require additional capital to fund the continued operation of our business. We anticipate that our current resources, including available cash and cash equivalents, will be sufficient to fund our operations for approximately five months from January 1, 2002. To fund our operations for the remainder of 2002, we will need to seek a minimum of $400,000 in financing through our convertible secured debenture facility, subject to Board of Director approval, or through the issuance of other equity or debt. There can be no assurances that this additional financing will be available to us when needed.

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

We cannot be certain that such additional financing will be available to us on favorable terms when required, or at all. If we cannot raise funds in a timely manner on acceptable terms, we may not be able to promote our brand, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures or unexpected requirements, and we may be required to further reduce or limit operations or to cease operations altogether.

We are substantially dependent on our agreements with a few broadcasting and media companies including a single principal client.

We have a limited number of agreements with our clients. The termination of one or more of these agreements, or our failure to secure a significant number of new agreements and to increase programming commitments substantially, would materially adversely affect our business, operating results and financial condition. During the year ended December 31, 2001, two clients accounted for approximately 85% of our revenue, and we expect a similar level of dependence in the future. Unless renewed, our principal client’s MediaBZ license agreement will terminate in September 2002. We believe that we will continue to derive a significant portion of our revenues from a limited number of larger clients. Any cancellation, deferral or significant reduction in work performed for these principal clients or a significant number of smaller clients could have a material adverse effect on our business, financial condition and results of operations.

Factors outside our control may cause our financial results to fluctuate widely and unpredictably.

Our future quarterly operating results may fluctuate significantly due to a number of factors, many of which are outside our control. These factors include, but are not limited to:

•	whether convergence broadcasting technologies become widely accepted by broadcasters, media companies and consumers;

•	the acceptance and growth of mobile applications in the wireless carrier market

•	our ability to gain a foothold in the education market with a product specifically developed for broadcasters;

•	demand for our products and services, including the extent to which we can license our MediaBZ suite of proprietary software applications;

•	the announcement or introduction of new or enhanced products or services by our competitors;

•	the ability to manage growth and deployment, including hiring, training and retaining an adequate number of qualified personnel and the timing of various expenses and capital expenditures;

•	the amount and timing of operating costs and capital expenditures relating to our operations;

•	the effects of existing or new government regulations or legal conditions; and

•	general economic conditions.

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

Our past revenues have been derived largely from Web site development activities and specific technical and consulting services provided on a per-project basis. In the future, we anticipate that our revenues will depend substantially on our ability to develop and license our proprietary MediaBZ software applications. However, our experience with convergence broadcasting and the development of wireless applications is limited. Accordingly, our forecasts related to future revenues, particularly those derived from licensing our MediaBZ suite of software products, are subject to an unusual degree of uncertainty.

If our MediaBZ suite of software products is not attractive to broadcast companies and not licensed by them, our business will suffer.

An essential part of our strategy is the adoption and continued use of our MediaBZ software platform by broadcasting and media companies. It is impossible to predict the degree to which broadcasters and consumers will use our products and the extent to which our revenue models will be accurate. The failure of our products and software applications to become commercially viable and to achieve market acceptance could significantly reduce the revenues that we expect to generate. If we are unable to obtain a sufficient level of market penetration we may be required to further reduce or limit operations, or cease operations altogether.

Consequently, the effective and reliable performance of our MediaBZ suite of products is vital to our ability to attract and retain strategic partners, sell advertising and develop online commerce opportunities. The inability to successfully build on our launch of the MediaBZ software, integrate the MediaBZ family of software products with the existing software and hardware infrastructure of our broadcasting and media partners, or the subsequent occurrence of significant system interruptions or errors, would materially adversely affect our business, operating results and financial condition. In addition, we may be required to change or upgrade our MediaBZ software in order to respond to changes in the software or hardware used by broadcasters, media companies or cable television companies. There can be no assurance that we will be able to implement effectively changes or upgrades to the MediaBZ software in a timely manner.

We are uncertain when the wireless carrier market will begin to provide commercial offerings of products like those developed by Blue Zone and powered by MediaBZ, if at all. We are also uncertain of our ability to penetrate this market.

Although wireless carriers have expressed interest in applications like those developed by Blue Zone and powered by MediaBZ we will require more interest in the market to actually take the products to trial, let alone commercial deployment. In addition, business models in this market are unproven and there is uncertainty that significant revenue will materialize in the near future from 2.5G and greater infrastructure. Blue Zone’s risk is increased significantly by the fact that we are primarily reliant on a strategic partner to carry out our selling activities in this market. Although this partner has the backing of some large companies, its long-term viability has yet to be proven. If it is unsuccessful, our business will be impacted significantly.

We are indebted to our Chairman and principal shareholder, which may result in conflicts of interest or limit your ability to influence the outcome of key transactions, including changes of control

During 2001, we issued $300,000 in 8.25% secured convertible debentures due April 27, 2003 and $300,000 in 8% secured convertible debentures due April 27, 2003 to our Chairman and principal shareholder. As a secured debt holder, our Chairman’s interests may differ from the interests of our company or our stockholders. Our current operations do not generate cash from which the debentures can be repaid. If we are unable to repay the debentures as they become due, our Chairman may be able to sell or otherwise realize against our assets in preference to other creditors and to our stockholders or negotiate terms to extend the due date of the debentures that are unfavorable to us.

Our Chairman may also convert the debentures at his option into shares of common stock at conversion prices of $0.135 and $0.085 per share, respectively. As of February 26, 2002, the conversion of these debentures into shares of common stock would have increased our Chairman’s ownership from 49% to 59% of our common stock. The conversion of the debentures would increase our Chairman’s level of control over matters requiring approval of our stockholders and may result in dilution to our stockholders. In addition, we may issue additional debentures to our Chairman, which may increase each of the foregoing risks.

Our success will be impaired if we are unable to procure, protect and enforce our intellectual property rights.

Our ability to compete is dependent in part upon our internally developed, proprietary intellectual property. We regard the protection of our intellectual property rights as critical to our future success. We rely on trademark, trade secret and copyright law, as well as confidentiality procedures and licensing arrangements to establish and protect our rights in our technology. We have filed an application to register our MediaBZ trademark in the United States. Our trademark application may not, however, result in the issuance of a valid trademark. In addition, effective trademark, service mark, copyright and trade secret protection may not be available in every country in which we market our products and services. If we are unable to procure, protect and enforce our intellectual property rights, we may not realize the full value of these assets and our business may suffer. In addition, we have a patent pending for both the system and method of creating enhanced story packages (“ESP”) (the MediaBZ software along with ESP files it creates, and its cross-publishing capabilities) in the Canadian Patent Office, filed September 18, 2000. There is no assurance that a patent will issue from this application.

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

In the future, we may receive notices of claims of infringement of other parties’ proprietary rights. Although we do not believe that our products infringe the proprietary rights of third parties, infringement or invalidity claims (or claims for indemnification resulting from infringement claims) may be asserted or prosecuted against us and any of these types of assertions or prosecutions may materially adversely affect our business, operating results or financial condition. Irrespective of the validity or the successful assertion of any claims, we could incur significant costs and diversion of resources with respect to the defense of any claims brought, which could have a material adverse effect on our business, operating results and financial condition. In addition, the assertion of infringement claims could result in injunctions preventing us from distributing certain products, which could have a material adverse effect on our business, operating results and financial condition. If any claims or actions are asserted against us, we may seek to obtain a license under a third party’s intellectual property rights. However, there can be no assurances that under these circumstances a license would be available on reasonable terms, if at all.

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

Our performance is substantially dependent on the continued services and on the performance of Bruce Warren, our President and Chief Executive Officer, and Jamie Ollivier, our Executive Creative Director. The loss of services of either of these executive officers could have a material adverse effect on our business, financial condition and results of operations. These individuals will no longer be employees of the Company effective June 30, 2002. Although they intend to sign consulting agreements to continue to act on behalf of the Blue Zone, there can be no assurances that they continue to perform services for the Company in the long term.

Uncertain ability to add and retain qualified personnel and manage growth.

The Company’s ultimate success may be dependent in large part upon its ability to grow its scope of operations. This growth will require additional personnel, and have associated higher levels of operating expenses. In March 2002, to reduce our operating costs, we provided notices of termination to our six employees. Although we expect to enter into consulting agreements to retain the services of Messrs. Warren and Ollivier and may seek to enter into similar arrangements with other employees, our ability to retain or rehire our existing personnel and to attract new personnel is uncertain. The failure to retain and attract sufficient personnel, or to otherwise manage the Company’s operational, financial, and other systems adequately, could have a material adverse effect on the Company’s business, operating results and financial condition.

The results of our anticipated relocation from Vancouver, British Columbia to the United States are uncertain.

The Company currently intends to relocate its executive offices from Vancouver, British Columbia to the United States after the second quarter of 2002. We hope that our relocation will not adversely affect our existing client relationships and will enable us to focus our sales and marketing efforts on establishing new customer relationships with United States broadcasting, media and telecommunication companies. However, we cannot assure you that we will be able to secure new clients or that we will be able to effectively manage our existing client relationships from our new offices. If our relationship with our existing clients suffer, or if we are unable to secure new opportunities, we may be required to further reduce or limit operations, or cease operations altogether.

To date, we have not entered into a lease agreement for new office space in the United States and we have not subleased or terminated our existing leases in Vancouver. We cannot assure you that we will be able to enter into such agreements on terms favorable to the Company, or at all. If we are unable to secure such agreements on favorable terms, the Company’s business, operating results and financial condition, as well as the timing of and our ability to effect our planned relocation, could be adversely affected.

There are certain additional risks inherent in our possible relocation, including:

•	potentially increased costs of operations;

•	potentially harmful tax consequences;

•	difficulties in staffing and managing our new operations, including obtaining immigration clearance for our key consultants;

•	changes in regulatory requirements, including tax, immigration and employment regulations; and

•	increased currency risk.

There can be no assurances that one or more of these factors will not have a material adverse effect on our future international operations and, consequently, on our business, operating results and financial condition.

Our growth and operating results could be impaired by the risks associated with international operations.

A key component of our strategy is expansion into international markets. We hope to market our product and service offerings to various foreign markets in the future, subject to available funds. However, there can be no assurances that our products and services or our business model will be successful in these foreign markets. There are certain risks inherent in doing business internationally, including:

•	changes in regulatory requirements and tariffs;

•	language barriers;

•	difficulties in staffing and managing foreign operations;

•	longer payment cycles and greater difficulty in collecting accounts receivable;

•	reduced protection of intellectual property rights;

•	potentially harmful tax consequences;

•	fluctuating exchange rates;

•	price controls or other restrictions on foreign currency;

•	difficulties in obtaining import and export licenses;

•	the burden of complying with a variety of foreign laws; and

•	political or economic constraints on international trade or instability.

There can be no assurances that one or more of these factors will not have a material adverse effect on our future international operations and, consequently, on our business, operating results and financial condition.

Risks Related to the Convergence Broadcasting Industry

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

If convergence broadcasting is not broadly accepted by consumers, our business will be adversely affected.

The adoption by industry participants of our products and services is heavily dependent upon convincing broadcasting and media companies that our products and services are an effective way to market their broadcasting and media content to television viewers and computer users. There can be no assurances, however, that viewers will react favorably to convergence broadcasting generally or to our products and services in particular. For example, viewers may determine that interactive content is too complex or does not add value to, or interferes with, their viewing experience. Moreover, viewers’ reactions may be affected by security or privacy issues concerning the transmission of personal information through a new electronic medium. To the extent that television viewers or computer users do not accept convergence broadcasting, broadcasting and media companies will likely terminate their licenses for our products and services or fail to adopt our products and services, and our business, operating results and financial condition would be materially adversely affected.

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

Even if the standards adopted for convergence broadcasting are compatible with our products, the emerging nature of convergence broadcasting technology will require that we continually improve the performance, features and reliability of our product and service offerings, particularly in response to offerings by our competitors. The introduction of new technologies could render our products and services obsolete or unmarketable. In addition, the widespread adoption of new television technologies or standards, cable-based or otherwise, could require us to incur substantial expense to modify or adapt our technology, products or services. There can be no assurances that we will be successful in responding quickly, cost effectively and adequately to these developments or that funds will be available to respond at all. Any failure by us to respond effectively would significantly harm our business, operating results and financial condition.

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

The United States Congress has passed legislation that regulates certain aspects of the Internet, including online content, copyright infringement, user privacy, taxation, access charges, liability for third-party activities and jurisdiction. In addition, federal, state, local and foreign governmental organizations also are considering other legislative and regulatory proposals that would regulate the Internet. Laws and regulations may be introduced and court decisions reached that affect the Internet or other online services, covering issues such as user pricing, user privacy, freedom of expression, access charges, content and quality of products and services, advertising, intellectual property rights and information security.

Our customers or we may also become subject to legislation or regulation in the broadcasting industry and the cable television industry. In the United States, broadcasting industries are regulated by the FCC, some states and substantially all local governments. In Canada, where we have conducted most of our business to date, the broadcasting industry is regulated by the Canadian Radio-television and Telecommunications Commission. The United States Congress has passed legislation that regulates the broadcasting industry, including programming access and exclusivity arrangements, consumer protection, technical standards and privacy of customer information. In the future, various legislative and regulatory proposals under consideration from time to time by Congress and various federal agencies may materially affect the broadcasting and cable television industries. Since we market and expect to continue to market our products and services to companies in the broadcasting and cable television industries, increased regulation in these areas could have a material adverse effect on our business, results of operations and financial condition.

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

If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options and warrants, the market price of our common stock could decline. As of December 31, 2001, we had outstanding 24,539,350 shares of common stock, debentures convertible at the option of the holder into 5,751,634 shares of common stock, accrued interest on the convertible debentures convertible at the option of the holder into 211,874 shares of common stock, and options to acquire an aggregate of 2,375,000 shares of common stock, of which 924,000 were vested and exercisable. Of the shares outstanding, 12,539,250 shares of our common stock are freely tradeable in the public market.

Our officers and directors hold a majority of our stock and, as a result, control us; this could limit your ability to influence the outcome of key transactions, including changes of control.

As of February 26, 2002, our officers and directors beneficially owned approximately 49% of our issued and outstanding common stock. As a result, the ability of our other stockholders to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or similar transactions, could be limited.

If we successfully terminate the registration of our common stock under the Exchange Act, our common stock will cease to be quoted on the OTC Bulletin Board system and you may be unable to sell your common stock.

In order to further reduce our operating costs, we intend to file a Form 15 with the Securities and Exchange Commission on or about May 10, 2002. This will allow us to terminate the registration of our common stock under Section 12(g) of the Exchange Act, and to suspend our reporting requirements pursuant to Section 15(d) of the Exchange Act. Unless the Form 15 is withdrawn or denied, we anticipate that the registration of our common shares under Section 12(g) will be terminated on or about August 8, 2002. If our Section 12(g) registration is terminated, our common stock will no longer be eligible for quotation on the OTC Bulletin Board system. There is presently no other established market for our common stock. Therefore, you may not be able to liquidate your investment, and such inability to dispose of your common stock will likely continue indefinitely. In addition, the common stock may not be readily acceptable as collateral for a loan. A purchase or continuing investment in our common stock should be considered as a long-term investment.

Absence of dividends.

For the foreseeable future, the Company does not intend to pay any dividends on its common stock. Any future decision with respect to dividends will depend upon the Company’s future earnings, future capital needs and the Company’s operating and financial condition, among other factors.

ITEM 2. PROPERTIES

Our primary administrative, sales, marketing and research and development facility is located in leased space in Vancouver, British Columbia. This facility occupies approximately 9,400 square feet. We believe that these facilities will be adequate to meet our requirements for the foreseeable future and that suitable additional space will be available if needed.

We currently intend to relocate our executive offices from Vancouver, British Columbia to the United States after the second quarter of 2001. We are currently seeking to either terminate or assign our existing leases in Vancouver.

During 2001, we terminated or assigned leases relating to our studio in Toronto and our corporate apartment in Toronto, as well as office space in Vancouver, as part of our efforts to lower our operating costs.

ITEM 3. LEGAL PROCEEDINGS

At present, we are not a party to any legal proceedings and no such action is pending or has been threatened against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the forth quarter of 2001 to a vote of security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Blue Zone’s common stock traded on the Nasdaq Stock Market under the symbol “BLZN” from July 10, 2000 until August 8, 2001. Since August 8, 2001, and prior to July 10, 2000, the Company’s stock has been and was quoted on the OTC Bulletin Board quotation system. The following table sets forth the high and low sales prices or the high and low bid prices of our common stock for the periods indicated, and as reported on The Nasdaq Stock Market or OTC Bulleting Board, as applicable:

Fiscal 2000	High	Low

First Quarter	$15.375	$7.125
Second Quarter	$9.4375	$3.6875
Third Quarter	$9.8125	$4.0625
Fourth Quarter	$4.75	$0.875

Fiscal 2001

First Quarter	$1.25	$0.1562
Second Quarter	$0.30	$0.09
Third Quarter	$0.16	$0.04
Fourth Quarter	$0.09	$0.04

As of February 26, 2002, there were approximately 130 holders of record of our common stock.

We intend to file a Form 15 with the Securities and Exchange Commission on or about May 10, 2002 in order to terminate the registration of our common stock under Section 12(g) of the Exchange Act, and to suspend our reporting requirements pursuant to Section 15(d) of the Exchange Act. Unless the Form 15 is withdrawn or denied, we anticipate that the registration of our common shares under Section 12(g) will be terminated on or about August 8, 2002. If our Section 12(g) registration is terminated, our common stock will no longer be eligible for quotation on the OTC Bulletin Board system. There is presently no other established market for our common stock.

DIVIDEND POLICY

We have never paid cash dividends on our stock, and anticipate that we will continue to retain our earnings, if any, to finance the growth of our business.

RECENT SALES OF UNREGISTERED SECURITIES

During 2001, we issued convertible secured debentures in the amount of $600,000 to our Chairman, F. Michael P. Warren. Half of the debentures bear interest at a rate of 8.25% per year and the other half bear interest at a rate of 8.0% per year. During 2001, we accrued interest of $21,370 in connection with the debentures. All of the debentures are due on April 27, 2003. The debentures are convertible at the option of the lender into common stock of Blue Zone at a conversion rate of $0.135 per common share for the 8.25% convertible debentures and $0.085 per common share for the 8% convertible debentures, representing the prevailing market prices of our common stock on the respective dates of issuance of the debentures, which were July 6, 2001 and August 13, 2001. Assuming the conversion of all principal and accrued interest thereon as of the date 60 days after December 31, 2001, the debentures are convertible into 6,043,147 shares of our common stock. Although definitive documentation has not been executed, we anticipate that the debentures will be part of a $1,000,000 debenture facility between us and the lender, draw downs of which will be subject to Board of Director approval, that we will grant the lender a security interest in substantially all of our assets, and that we will grant the lender certain registration rights with respect to the common stock issuable upon conversion of the debentures. The debentures were issued without registration under the Securities Act in reliance upon Regulation D and Section 4(2).

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in Item 8, with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with other financial data included elsewhere in this Form 10-K. The consolidated statement of operations data for each of the years in the three year period ended December 31, 2001, and the consolidated balance sheet data as of December 31, 2001 and 2000, are derived from our audited consolidated financial statements included in Item 8 of this report, which have been audited by KPMG LLP, independent auditors.

The independent auditors’ report appearing elsewhere in this document contains an explanatory paragraph that states that the Company’s losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements and the selected financial data do not include any adjustments that might result from the outcome of that uncertainty. The consolidated statement of operations data for the years ended December 31, 1998 and 1997 and the consolidated balance sheet data as of December 31, 1999 and 1998 are derived from audited consolidated financial statements not included in this report. The historical results are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,

	2001	2000	1999	1998	1997

Consolidated Statement of Operations Data:
Revenue	$602,171	$1,168,842	$883,137	$774,830	$342,120
Cost of revenue	86,137	569,332	370,803	144,419	51,759

Gross profit	516,034	599,510	512,334	630,411	290,361
Operating expenses	2,765,196	4,629,404	1,984,529	663,299	304,984

Loss before undernoted	2,249,162	4,029,894	1,472,195	32,888	14,623
Interest income	45,433	186,127	49,864	—	—
Loss on disposal of fixed assets	(117,395)	—	—	—	—
Income tax expense (recovery)	—	—	—	(4,431)	2,431

Net loss	$2,321,124	$3,843,767	$1,422,331	$28,457	$17,054

Basic and diluted loss per share (1)	$0.09	$0.20	$0.10	$0.00	$0.00

Weighted average common shares outstanding	24,539,350	22,472,895	14,168,937	12,000,000	12,000,000

(1)	Basic and diluted loss per share has been adjusted to reflect the charges related to the redeemable equity securities described in the audited consolidated financial statements included in Item 8. The net loss recorded in the statement of operations for the year ended December 31, 2000 has been adjusted by total charges of $627,000 to arrive at the net loss available to common shareholders, which is the figure into which the weighted average common shares outstanding is divided in calculating loss per share.

	As of December 31,

	2001	2000	1999	1998

Consolidated Balance Sheet Data:
Cash and cash equivalents	$385,213	$1,844,981	$4,097,869	$891
Working capital (deficit)	290,032	1,694,286	3,763,577	(51,265)
Total assets	989,952	3,050,008	4,784,850	41,906
Total liabilities	827,829	516,825	595,677	52,714
Total stockholders’ equity (deficit)	$162,123	$2,533,183	$4,189,173	$(10,808)

The Company’s historical financial data reflect the financial position and results of operations of Blue Zone for each of the years presented and include the operations of Western Food Distributors from the date of the effective recapitalization, being October 8, 1999 (see further discussion in History section of “Item 1. Business”). Stockholders’ equity gives effect to the shares issued to the stockholders of Blue Zone prior to October 8, 1999 and of the Company thereafter.

SUPPLEMENTARY FINANCIAL INFORMATION

Quarterly Results of Operations

     The following tables present Blue Zone’s unaudited consolidated quarterly results of operations for each of our last eight quarters. This data has been derived from unaudited consolidated financial statements that have been prepared on the same basis as the annual audited consolidated financial statements and, in our opinion, include all normal recurring adjustments necessary for the fair presentation of such information. These unaudited quarterly results should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2001 included in Item 8 of this report.

	Three Months Ended

	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001

Revenue	$120,255	$220,817	$144,542	$116,557
Cost of revenue	24,736	14,819	38,380	8,202

Gross profit	95,519	205,998	106,162	108,355
Operating expenses and other income / expenses	897,368	825,665	707,116	407,009

Net loss	$801,849	$619,667	$600,954	$298,654

Basic and diluted loss per share	$0.03	$0.03	$0.02	$0.01

Weighted average common shares outstanding	24,539,350	24,539,350	24,539,350	24,539,350

	Three Months Ended

	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000

Revenue	$122,593	$310,863	$481,769	$253,617
Cost of revenue	73,128	279,084	197,064	20,056

Gross profit	49,465	31,779	284,705	233,561
Operating expenses and other income / expenses	907,524	1,105,638	1,141,440	1,288,675

Net loss	$858,059	$1,073,859	$856,735	$1,055,114

Basic and diluted loss per share	$0.04	$0.05	$0.04	$0.07

Weighted average common shares outstanding	21,538,100	21,538,100	21,773,672	22,472,895

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Blue Zone’s actual results could differ materially from those anticipated in these forward-looking statements. The following discussion should be read in conjunction with the audited Consolidated Financial Statements and related Notes thereto included in Item 8, with “Item 6. Selected Financial Data,” with the Risk Factors section of Item 1, and with the Special Note regarding forward-looking statements included elsewhere in this report.

OVERVIEW

Blue Zone has used in-depth knowledge acquired from working closely with broadcasting companies to develop proprietary technology for use in media applications. Our experience with live news delivery, including the large variety of filming, graphics and editing equipment for audio and video production, combined with our understanding of the specific communication standards that exist inside a newsroom between equipment and employees, has provided us with the opportunity to develop software to service the unique needs of the broadcast community. The business has historically been focused on providing Website design and content services and interactive consulting to a range of Canadian-based media and broadcasting companies. This focus has now expanded to include convergence technology targeted at North American, Asian and European broadcast, media, wireless communication, and online learning companies and organizations.

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

In the latter half of 1999, Blue Zone contracted with CTV, Canada’s largest private television network, to plan, design, and implement CTV News’ interactive broadcasts on the Internet, focused around the MediaBZ product. The interactive news service, CTVNEWS.com, was launched on September 21, 2000. CTVNEWS.com utilizes Blue Zone’s software to publish its content to Web-enabled computers, interactive television, WAP-enabled cellular telephones, and personal digital assistants. Blue Zone has also been retained as an ongoing consultant to CTV. During the year ended December 31, 2001, CTV upgraded to MediaBZ 2.0, the latest version of Blue Zone’s software, and renewed its annual license for a further one year period.

Approximately 65% of the Company’s revenue for the year ended December 31, 2001 is derived from delivering product and services related to this CTV contract, as amended,

including license, support and maintenance, and consulting revenue. At December 31, 2001, Blue Zone continues to work closely with CTV in accordance with the amended contract; however, there can be no assurances that this relationship will continue to provide a significant portion of the Company’s revenue.

In fiscal 2001, Blue Zone began to work closely with Bell Mobility, Canada’s leading wireless telecommunications service provider in Canada. We have completed development of one wireless application prototype for Bell Mobility and hope to develop further applications as a result of this relationship. Blue Zone’s application was showcased by Bell Mobility at the Wireless Internet Conference in Toronto in April 2001, and has been presented by Bell at a number of important analyst conferences. Blue Zone has not yet signed a definitive agreement with Bell Mobility.

During the year ended December 31, 2001, Blue Zone entered into a strategic alliance with PacketVideo, the recognized leader in advanced technologies for wireless multimedia communications, to bring our respective technologies to the wireless carrier markets in North America, Europe and Asia. Under the terms of the agreement, Blue Zone hopes to benefit from PacketVideo’s direct and indirect worldwide sales force and established relationships with the major global wireless carriers. PacketVideo is marketing a solution that combines the PacketVideo technology with Blue Zone’s MediaBZ carrier solution, allowing content providers to easily and efficiently deliver their content to wireless devices and to Blue Zone’s front-end mobile applications that display the content on mobile consumer devices. To date, no revenue has been realized from this relationship and there can be no assurances that any revenue will ever be derived from this alliance.

MediaBZ is integrated with PacketVideo’s PVAuthor™, which is installed at the content provider’s facility to enable an automated encoding process, which results in labor cost savings for the content provider. The combined solution allows the content provider to deliver constantly refreshed rich media content (e.g. news, sports, finance, entertainment, etc.) to wireless devices (e.g. cell phones, smart PDA’s, etc.) via the carrier’s network. This, in turn, may enable carriers to implement value-added subscription services that provide a monthly revenue stream while increasing subscribers’ airtime consumption.

The Company has incurred losses in each of the last three fiscal years, and as of December 31, 2001, had an accumulated deficit of $8,060,000. The net loss was $2,321,000 in fiscal 2001 and $3,844,000 in fiscal 2000. Blue Zone continues to incur losses as a result of the focus on executing the Company’s business plan, which is built around marketing of the MediaBZ product line to a broad range of television and radio media companies throughout North America.

Fiscal 2001 was a difficult year for Blue Zone as a result of significant structural changes in its target markets. Many existing and potential clients undertook major restructurings, particularly in their online and interactive divisions. Instead of investing in new technologies such as ours to advance their online presence, these companies were refocusing their efforts on controlling costs in a slowing economy and on trying to define their online and interactive strategies in a rapidly changing marketplace. 2001 saw unprecedented changes to the new economy, and Blue Zone was not immune to these problems. The Company was forced to rationalize operations in order to survive the current economic environment.

During the year ended December 31, 2001, Blue Zone effected two operational restructurings in order to reduce operating costs, resulting in the elimination of a total of 33 administrative and production positions within the Company. Blue Zone intends to continue to focus on partner reselling opportunities, such as value added resellers (VAR), for its core MediaBZ solution, as well as to maintain the Company’s core competency as a software solutions company.

On March 1, 2002 the Company gave termination notice to our six remaining employees, indicating that they will no longer be permanent employees of Blue Zone effective June 30, 2002. Bruce Warren and Jamie Ollivier intend to sign consulting agreements with Blue Zone under which they will continue to act as directors of and pursue opportunities for Blue Zone. We may seek to retain the services of other employees on an ongoing, contract basis; however, we cannot assure you that the services of these persons will be available on terms favorable to the Company, or at all. In addition, while we expect that we will be able to continue to serve our existing clients following our workforce reduction, we cannot assure you that our ability to service our existing clients or our relationship with our clients will be unaffected. The employees are being terminated in order to extinguish severance provisions within their employment agreements and to further reduce operating costs.

In the near term, we expect to continue to pursue opportunities for the MediaBZ technology, subject to available human and financial resources. Over the longer term, Bruce Warren and Jamie Ollivier will continue to be primarily responsible for our sales and marketing efforts. There can be no assurances that these efforts will be successful. If these efforts are unsuccessful, we may be required to further limit operations, or curtail operations altogether.

We intend to move Blue Zone’s operations to the United States after the second quarter of fiscal 2002 in order to be closer to where we believe there are more opportunities for our MediaBZ technology. We do not intend to lease office space right away and we do not expect to incur significant relocation costs. We may be required to pay a penalty to terminate our office lease in Vancouver as a result of the proposed move. We cannot currently predict what that penalty will be. We are not aware of any other significant costs likely to be incurred as a result of the proposed move.

CRITICAL ACCOUNTING POLICIES

The following discussion of critical accounting policies is intended to supplement the summary of Significant Accounting Policies presented as Note 2 to our 2001 audited consolidated financial statements presented elsewhere in this report. Note 2 summarizes the accounting policies and methods used in the preparation of our consolidated financial statements. The policies discussed below were selected because they require the more significant judgments and estimates in the preparation and presentation of our financial statements. On an ongoing basis, the Company evaluates these judgments and estimates, including whether there are any uncertainties as to compliance with the revenue recognition criteria described below, bad debts exposure and recoverability of long-lived assets, as well as the assessment as to whether there are contingent assets and liabilities that should be recognized or disclosed for the consolidated financial statements to fairly present the information required to be set forth therein. The Company bases its estimates on historical experience, as well as other events and assumptions that are believed to be reasonable at the time. Actual results could differ from these estimates under different conditions.

Revenue Recognition

Revenue from MediaBZ software licensing represents approximately 17% of our total revenue for the year ended December 31, 2001 and is recognized when specified revenue recognition criteria in accounting literature are satisfied. We recognize revenue in accordance with Statement of Position 97-2 “Software Revenue Recognition,” when the price is fixed and determinable, there is persuasive evidence of an agreement, we have fulfilled our obligations under any such agreement and collection is probable. In the majority of the cases, as the full amount of the license fee is collected up front at the inception of the license, there is no uncertainty as to the amount of revenue to be earned under the contract and no collection risk associated with these amounts. In addition, there are few, if any, ongoing costs associated with license revenue, so there is no risk of operating losses on these amounts. Changes in contractual arrangements in the future, could impact the extent and timing of revenue recognition.

Revenue from professional services, including consulting, design, and development work, represents approximately 43% or our total revenue for the year ended December 31, 2001. This revenue is recognized as the work is performed or over the course of the contract, whichever is more applicable. In 2001 the majority of this revenue was recognized as the work was performed. Generally this revenue is invoiced upon completion, except for large contracts, which are invoiced over the term of the contract as milestones are achieved. If we conclude that we will incur a loss on a contract, we recognize the loss at that time. To date the direct costs on our professional services contracts have been less than the revenue realized. Invoiced amounts are generally collected between 30 and 60 days after invoicing. There is collection risk associated with these amounts; however, we usually work with large companies and therefore, we have experienced a low level of losses on collection. If the timing of delivery of professional services changes or the estimated costs to completion increases, the timing of the income we recognize will be impacted.

Support and maintenance services represent approximately 40% of our revenue for the year ended December 31, 2001. This revenue is usually earned in accordance with a contract that stipulates a monthly charge for the services provided by Blue Zone. As a result, the revenue is recognized on a month-to-month basis in accordance with the contract. Amounts are invoiced on a monthly basis and are usually collected between 30 and 60 days after invoicing. There is collection risk associated with these amounts;

however, we provide support and maintenance almost exclusively to large companies and therefore, we have experienced a low level of losses on collection.

All but $25,000 of our accounts receivable recorded at December 31, 2001 has been collected subsequent to year end.

Impairment of Long-lived Assets

Management evaluates long-lived assets for impairment in accordance with Statement of Financial Accounting Standard 121, “Accounting For the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” These assets comprise mainly property and equipment. The impairment review is performed by the Company whenever events and circumstances indicate that the assets may be impaired. In performing this review, we estimate the future net cash flows from the assets based on our expectations as to future use and their service to the Company and compare this amount to the carrying value. If this review indicates the carrying amount may not be recoverable, impairment losses are measured and recognized based on the difference between the estimated discounted cash flows over the remaining life of the assets and the assets’ carrying value. Changes in our future net cash flow estimates may impact our assessment as to whether a particular long-lived asset has been impaired. These changes may result from changes in our business plans, due to demand for our products or due to other factors that are outside of our control. We have not recorded an impairment loss in fiscal 2001, but certain assets were disposed of during the 2001 year and a loss of $117,000 was recognized upon disposal. Based on the notice of termination delivered to the Company’s employees and the possible relocation of our executive offices and operations to the United States, we expect that we will record an impairment charge on our remaining fixed assets during fiscal 2002.

SOURCES OF REVENUE AND REVENUE RECOGNITION

Product and service:

The Company generates product and service revenue through the following sources: interactive broadcasting development and maintenance, strategic consulting services for clients, and software licensing from Blue Zone’s family of MediaBZ software applications. Consulting service revenues are recognized upon delivery of the service. Interactive broadcasting maintenance is recognized over the term of the contracts, typically month to month.

Software licensing revenue is recognized over the term of the license. Blue Zone recognized license fee revenue of $79,000 during the year, and $60,000 is recorded as deferred revenue at December 31, 2001, representing the unrecognized portion of annual license fees.

For long-term development projects such as the CTV contract, revenue is recognized on a percentage completion basis, based upon achievement of specifically identifiable milestones.

Revenue that has been prepaid or invoiced but does not yet qualify for recognition under the Company’s policies is reflected as deferred revenue. There was no deferred revenue recorded at December 31, 2001, other than the deferred licensing fee mentioned above.

Exchange product and service:

A significant proportion of Blue Zone’s reported revenue for the three years ended December 31, 1999 was earned from a three-year barter exchange agreement with the Vancouver-based broadcaster, BCTV. The Company recorded exchange product and service revenue and recorded an equal amount as exchange advertising expense in the statement of operations. Under the BCTV contract, Blue Zone exchanged product and services for television airtime on BCTV, rather than receiving cash payment. The exchange revenue and the advertising expense were valued at the fair market value of the television airtime. The Company used this airtime to enhance Blue Zone’s name recognition to assist in marketing products to current and potential clients.

In fiscal 2000, the Company adopted EITF No. 99-17 “Accounting for Advertising Barter Transactions”. EITF 99-17 provides that the Company recognize revenue and advertising expenses from barter transactions at the fair value only when it has a historical practice of receiving or paying cash for similar transactions. The Company has not recognized any revenue or expense barter transactions during the years ended December 31, 2001 or 2000.

RESULTS OF OPERATIONS

The following table sets forth consolidated statement of operations data for each of the years in the three year period ended December 30, 2001, expressed as a percentage of total revenues:

	Year Ended December 31,

	2001	2000	1999

Consolidated Statement of Operations Data:
Revenue	100.0%	100.0%	100.0%
Cost of revenue	14.3%	48.7%	42.0%

Gross profit	85.7%	51.3%	58.0%
Operating expenses:
General and administrative	246.3%	233.1%	137.1%
Research and Development	93.1%	71.6%	7.4%
Selling and marketing	85.4%	74.5%	69.1%
Depreciation	34.4%	16.9%	11.1%

Total operating expenses	459.2%	396.1%	224.7%

Loss before undernoted	(373.5%)	(344.8%)	(166.7%)
Interest income	7.5%	15.9%	5.6%
Loss on disposal of fixed assets	(19.5%)	0.0%	0.0%
Income tax expense	0.0%	0.0%	0.0%

Net loss	(385.5%)	(328.9%)	(161.1%)

YEARS ENDED DECEMBER 31, 2001 AND 2000

Revenue

Product and service revenue decreased to $602,000 for the year ended December 31, 2001, a decrease of 48% over revenue of $1,169,000 for the year ended December 31, 2000. The decline in revenue is mainly attributable to a reduction in the volume of work performed for CTV in fiscal 2001. CTVNews.com went live in September 2000, meaning that Blue Zone performed the bulk of the work in fiscal 2000 in anticipation of the CTV launch. The reduction in revenue from CTV for 2001 was partially offset by revenue generated from developing a MediaBZ wireless application prototype for trial by Bell Mobility. CTV accounted for approximately 65% of the revenue for fiscal 2001, compared to 89% for the same period in 2000.

Cost of Revenue

The principal components of cost of revenue include labor and materials incurred in the delivery of software and services. Cost of revenue dropped by 85% to $86,000 in the year ended December 31, 2001 from $569,000 for the same period in 2000. This decrease is mainly a result of the different nature of the work performed during the periods. In 2001, most of the revenue was derived from licensing, support and maintenance and demonstration projects, which are high margin activities, compared to consulting and implementation work in 2000, which are lower margin tasks. The gross profit percentage improved to 86% in 2001 from 51% in 2000 because of this change.

We expect our gross profit to fluctuate based on our product mix, geographic mix, product and patent licenses, and the uncertain costs associated with hiring competent technical, creative and management personnel and contract resources. There are no assurances that Blue Zone will be able to maintain gross margins in future years.

General and Administrative Expenses

General and administrative expenses for the 2001 fiscal year were $1,483,000, a decrease of $1,242,000 compared to the prior year’s expenses of $2,725,000. The lower level of general and administrative expenses is directly attributable to efforts to control operating costs, such as travel and entertainment, professional fees, and general office expenses, as well as the elimination of administrative positions in fiscal 2001. The operational restructurings effected in the second and third quarters of 2001 resulted in reduced payroll and other associated costs. The significant components of general and administrative costs are discussed below.

Labor costs comprised approximately 21% of general and administrative expenses in 2001, or $315,000. This is a drop of $226,000 over the fiscal 2000 labor component of $541,000. The decrease can be explained by the lower average headcount in 2001 as a result of the restructurings described above. Total headcount dropped from 46 at December 31, 2000 to 6 people at December 31, 2001, with most of the headcount decline taking place in the fourth quarter of 2001. In addition to the drop in labor costs, stock based compensation was reduced by $203,000 in fiscal 2001 because there were fewer stock purchase option grants in 2001 compared to 2000.

Termination costs charged to general and administrative expenses in connection with the elimination of administrative positions during the year totaled $75,000 for fiscal 2001, and include the costs of the restructurings discussed above. These costs relate to severance and other costs associated with positions that were eliminated in the restructurings. No such costs were incurred in 2000. At December 31, 2001 there are no remaining amounts payable related to the restructurings.

Accounting, legal, and investor relations fees were $321,000 for the year ended December 31, 2001, a decline of 60% over 2000’s expenses of $809,000. The majority of the reduction is attributable to lower legal fees, which dropped 64% in 2001, reflecting a greater effort to manage such costs. In fiscal 2000, legal costs were incurred in connection with filing the Company’s first Form 10, with preparing for the Company’s Nasdaq listing in July 2000, with employment matters, particularly hiring over 20 new employees and with negotiating new and potential new contracts in 2000.

Investor relations fees decreased 81% or $194,000 during 2001 because of much lower level of external investor relations activities. Blue Zone conducted an investor road show in 2000, but not in 2001. Blue Zone cancelled the external investor relations contract in March 2001 in order to reduce costs.

Travel and entertainment costs charged to general and administrative expenses fell 75% to $104,000 for the year ended December 31, 2001, compared to $411,000 for the same period last year. During the year ended December 31, 2000, travel costs were incurred in connection with the CTV contract, other contract negotiations, and for presentations to the investment community and corporate financing activities. The travel costs incurred in 2001 were mainly for general corporate purposes, as well as some travel in connection with CTV and Bell Mobility. Travel costs also decreased as a result of greater efforts to manage travel spending in 2001, particularly a restriction on executive class air travel, and fewer people traveling.

Facilities costs climbed to $198,000 from $187,000 in the prior year, an increase of 6%. The change from fiscal 2000 can be attributed to the fact that the Company leased more space in fiscal 2001 compared to 2000. During the year ended December 31, 2001 Blue Zone assigned or terminated several leases, including the lease on the Toronto studio, in an effort to reduce operating costs.

Recruiting costs dropped to $23,000 for the year ended December 31, 2001 from $79,000 in the same period of 2000, a decline of 71%. The higher level of recruiting fees in 2000 can be attributed to the costs associated with building the Company’s workforce in 2000 in connection with fulfilling the CTV contract and other anticipated business. The expenses include placement fees and advertising costs associated with filling positions within the Company. As mentioned previously, the Company substantially reduced its headcount in 2001.

Included in general and administrative expenses at December 31, 2001 is a foreign exchange gain of $36,000. This compares to a gain of $124,000 in the prior year. Both amounts relate to the conversion of Canadian dollar cash flows into US dollars for financial reporting purposes. Fewer Canadian dollars flowed through the financial statements in 2001 compared to 2000.

Blue Zone recorded a loss on disposal of $117,000 during the year ended December 31, 2001 in connection with fixed assets that were either sold or assigned to a third party. The Company closed the Toronto studio in October 2001 and assigned the lease for the space to an unrelated third party. Certain fixtures and equipment were included in the assignment, and these items were written down to their net recoverable amount. There was no such amount recorded in 2000. Blue Zone has no remaining obligations or liabilities related to these terminated leases at December 31, 2001.

We believe that overall general and administrative expenses will drop further in fiscal 2002 as a result of the termination of our employees discussed above. In addition, we expect that legal, accounting, investor relations, and public company expenses will be lower as a result of our intended filing of a Form 15 and terminating our SEC reporting requirements.

Research and Development

Based on the development and anticipated success of the MediaBZ suite of software products, Blue Zone has invested funds to improve the MediaBZ products by providing features and options requested by existing and prospective clients. To this end, during the year ended December 31, 2001, the Company released its latest version, MediaBZ 2.0. Once the new version was released, research and development activities slowed until a higher level of sales can be achieved. As a result of this situation, research and development costs declined to $561,000 in fiscal 2001 from $837,000 in the prior year. All of these expenditures were charged to the statement of operations during the year. No research and development charges have been capitalized to the balance sheet.

The most significant component of research and development costs is labor, which remained flat in fiscal 2001, decreasing slightly to $527,000 in 2001 from $531,000 for the year ended December 31, 2000. Research and development costs charged to the statement of operations also include an overhead allocation for employees working on research and development projects.

Blue Zone cannot provide any assurance that expenditures in research and development will ensure our success or lead to innovations that are not available to our competition. We believe that research and development costs will decline further in fiscal 2002 as a result of the termination of our employees.

Selling and Marketing

Selling and marketing costs fell to $514,000 for the year ended December 31, 2001 from $871,000 for the prior year, a drop of 41%. The reduction in sales and marketing costs is directly tied to the termination of sales and marketing employees discussed above, as well as a greater effort to conduct preliminary meetings and software demonstrations by conference call and Internet meeting, and thus avoiding travel costs. Selling and marketing expenses were high in 2000, coinciding with attempts to secure new clients.

The Company’s sales and marketing activities during the 2001 fiscal year were focused on securing new customers throughout North America and Asia. The primary components of selling and marketing costs are salaries and wages, travel and entertainment, advertising and promotions, and other related costs incurred in these activities. Blue Zone opened a sales office in Los Angeles during the 2001 year, but closed it a short time later in an effort to reduce operating costs in a slowing economy.

Salaries and wages comprised approximately 73% of sales and marketing costs in 2001, or $373,000, compared to 69% or $598,000 in 2000. The differing proportion of salaries and wages in 2001 compared to 2000 can be explained the fact that a greater percentage of the President and Chief Executive Officer’s and the Executive Creative Director’s time was spent on selling and marketing activities in 2001 compared to 2000. As a result, a larger portion of their salaries was charged to this account in 2001 compared to 2000. Selling and marketing expenses as a percentage of total operating expenses remained consistent at approximately 19%.

There can be no assurances that selling and marketing expenditures will result in secure, long-term customers or reliable revenue sources. We believe that sales and marketing costs will decrease further in fiscal 2002 as a result of the termination of our employees and possibly relocating our office to the United States.

Stock Based Compensation

Blue Zone has reserved 6,780,000 shares of common stock for issuance under a stock option plan. The Company believes that the plan is an essential tool to attract and retain the qualified personnel needed to implement the Company’s business strategy. The plan provides for the granting of stock purchase options to directors, officers, eligible employees, and contractors. At December 31, 2001, Blue Zone had 2,375,000 stock purchase options outstanding, a net decrease of 1,496,250 over the total options outstanding of 3,871,250 at December 31, 2000.

In 2001 Blue Zone incurred a non-cash compensation charge of $34,000 relating to the amortization of the intrinsic value of options granted to employees in prior years. This amount compared to a charge of $359,000 in 2000. All of the options granted during fiscal 2001, totaling 1,889,000 options, were issued to employees of the Company. The $34,000 charge in the current year is allocated entirely to general and administrative expenses, whereas in the prior year the total charge of $359,000 was allocated to the general and administrative, selling and marketing, and research and development departments.

During 2001 Blue Zone’s Board of Directors approved a voluntary stock option exchange program for our employees and directors. The stock option exchange program for employees was later withdrawn, and was replaced with the granting of new, at-market stock purchase options to all employees. Under the exchange program, Blue Zone’s directors were given the opportunity to elect to have outstanding stock options held by them cancelled in exchange for an undertaking by the Company to issue an equal number of new options to be granted at a future date, which will be at least six months after the cancellation date. The exercise price of the new options will be equal to the fair market value of the Company’s common stock on the date of grant. Options to purchase 2,600,000 shares were tendered for cancellation by Directors during the year in connection with this program.

Depreciation

Depreciation is provided on the declining balance basis using a 30% rate for all capital asset categories, except for leasehold improvements, which are amortized on a straight-line basis over five years, representing the term of the leases to which the improvements relate. Depreciation expense for the year ended December 31, 2001 increased to $207,000 from $197,000 for the prior year, reflecting a full year’s depreciation charge on 2000 additions. Total capital asset additions were $18,000 for the year ended December 30, 2001, compared to $610,000 in the prior year.

Income Taxes

No income taxes were payable in 2001 or in 2000, as a result of the operating loss recorded during those years. Based on a number of factors, including the lack of a history of profits, management believes that there is sufficient uncertainty regarding the realization of future tax assets, and, accordingly, has not booked an income tax benefit at December 31, 2001 or at 2000. All losses incurred can be carried forward for seven years for Canadian income tax purposes.

Other Comprehensive Income

Blue Zone recorded other comprehensive loss of $114,000 during the year ended December 31, 2001, compared to $175,000 in 2000, resulting in accumulated other comprehensive loss of $314,000 at December 31, 2001. Other comprehensive loss relates entirely to the foreign currency translation adjustment arising from the translation of the Company’s subsidiary financial statements from Canadian dollars into US dollars upon consolidation.

YEARS ENDED DECEMBER 31, 2000 AND 1999

Revenue

Product and service revenue increased to $1,169,000 for the year ended December 31, 2000, an increase of 32% over revenue of $883,000 for the year ended December 31, 1999, principally as a result of increased revenue earned from CTV offset by decreased revenue earned from BCTV. CTV accounted for approximately 89% of the revenue for the 2000 fiscal year, compared to 12% for the 1999 fiscal year. In the prior year, BCTV accounted for approximately 62% of Blue Zone’s revenue, but this customer amounted to less than 1% for the year ended December 31, 2000.

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

Cost of Revenue

The principal components of cost of revenue include labor, materials, and overhead expenses incurred in the delivery of software and services. Prior to the Company’s reorganization in late 1999, Bruce Warren and Jamie Ollivier performed much of the detailed software design and code writing, and the bulk of Blue Zone’s technical workforce was retained on short-term contracts. With the signing of the CTV contract in 1999, Blue Zone began to hire full time, permanent employees. As a result, production staffing increased for the year ended December 31, 2000 compared to the same period last year. This increase is offset by a reduction in contract labor costs included in cost of revenues.

Cost of revenue increased by 53% to $569,000 in the year ended December 31, 2000 from $371,000 for the same period in 1999. This increase is partly a result of the increase in revenue experienced during fiscal 2000, but is also attributable to higher production costs for the CTV contract. The gross profit percentage decreased to 50% from 58% in 1999 because of the change in the nature of the business in fiscal 2000. CTV is the Company’s first major customer for the MediaBZ product. During the year Blue Zone focused on developing and deploying the MediaBZ product, and, as a result, redirected designers and other production staff around the software model, migrating the company from service focused to product and solutions centric operations.

We expect our gross profit to fluctuate based on our product mix, geographic mix, product and patent licenses, and the uncertain costs associated with hiring competent technical, creative and management personnel. There are no assurances that Blue Zone will be able to maintain gross margins in future years.

General and Administrative Expenses

General and administrative expenses for the 2000 fiscal year were $2,725,000, an increase of $1,513,000 compared to the prior year’s expenses of $1,212,000. The higher level of general and administrative expenses is directly attributable to the augmented headcount, and the associated overhead costs, the overall elevated level of business activity during the year ended December 31, 2000, and the higher costs associated with operating as a public company for a full year in 2000. The significant components of general and administrative costs are discussed below.

Labor costs comprised approximately 20% of general and administrative expenses in 2000, or $541,000. This is an increase of $249,000 over the fiscal 1999 labor component of $292,000. The increase can be explained by the ramp-up of the Company’s workforce that coincided with the CTV contract, as well as a continued evolution of the business.

Blue Zone hired employees to perform more services in-house, rather than using outside professionals. Overall headcount increased to 46 employees at December 31, 2000, compared to 27 at December 31, 1999.

Accounting, legal, and investor relations fees were $809,000 for the year ended December 31, 2000, an increase of 94% over 1999’s expenses of $416,000. The majority of this increase is attributable to higher legal fees, which increased as a result of several factors, including higher legal costs associated with being a public company for a full year in 2000, compared to only one quarter in fiscal 1999, legal costs associated with potential new customers, and legal costs in connection with employment matters, particularly hiring over 20 new employees. Investor relations fees increased 237% during the 2000 fiscal year because the Company retained an outside investor relations firm for the full year.

Travel and entertainment costs charged to general and administrative expenses increased 40% to $411,000 for the year ended December 31, 2000, compared to $293,000 for the same period last year. Travel costs were incurred to service the CTV contract, for sales and marketing activities, and for general corporate purposes such as presentations to the investment community, corporate financing activities, and board of directors’ meetings.

General office expenses increased to $287,000 during the year ended December 31, 2000 from $69,000 in the prior year. This increase of $218,000 can be attributed to the costs associated with maintaining the Company’s offices in Vancouver and Toronto for the full year in fiscal 2000, versus only four months and two months, respectively, in the prior year. In addition, the higher staff complement contributed to higher costs in 2000.

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

Blue Zone incurred membership fees of $140,000 in fiscal 2000, an increase of $137,000 over the prior year. The majority of these fees were incurred in connection with the Company’s successful listing on the Nasdaq National Market at the end of fiscal 1999, requiring payment of listing fees at the beginning of the 2000 year.

Research and Development

Research and development costs increased to $837,000 in fiscal 2000 from $65,000 for the same period last year. The significant increase over the prior year can be explained by the Company’s focus on continuously improving the MediaBZ products and making them more useful to a wider range of potential customers. All of these expenditures were charged to the statement of operations during the year.

The most significant component of research and development costs is labor, which increased by $466,000 in fiscal 2000. The increase from $65,000 in 1999 to $531,000 for the year ended December 31, 2000 can be explained by the change in the Company’s focus and the increase in headcount, as discussed above. The increase in labor costs in 2000 coincides with a decrease in contract labor cost over the prior year, as contract employees were hired on a full-time basis in 2000. Research and development costs charged to the statement of operations also include an overhead allocation for employees working on research and development projects.

Selling and Marketing

Selling and marketing costs increased to $871,000 for the year ended December 31, 2000 from $105,000 for the prior year, an increase of 730%. The increase in sales and marketing costs is directly tied to the execution of Blue Zone’s business plan, as discussed above. Selling and marketing expenses increased significantly in the latter part of 2000, coinciding with the go-live of the CTV Web site. The Company’s senior executives turned their focus toward developing contacts with new potential customers. As the Company continued to evolve into a product focused operation, more of Blue Zone’s President’s and the Chief Executive Officer’s time was focused on selling and marketing activities. During the 1999 fiscal year their time was spent more on activities related to potential investors and corporate administration, as well as product development.

The Company’s sales and marketing activities during the 2000 fiscal year were focused on securing new customers throughout North America. The Company had more employees involved in this activity in fiscal 2000, and incurred higher costs in the areas of salaries and wages, travel, advertising and promotions, and other related costs.

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

Stock Based Compensation

Blue Zone had reserved 6,780,000 shares of common stock for issuance under a stock option plan. The plan was amended during 2000 to expand the number of shares of common stock reserved for issuance from 4,500,000 shares. At December 31, 2000, Blue Zone had 3,871,250 share purchase options outstanding, a net increase of 1,876,250 over the total options outstanding of 1,995,000 at December 31, 1999. During 2000, Blue Zone incurred a non-cash compensation charge of $359,000 relating mainly to the intrinsic value of options granted to directors and the fair value of options granted to consultants during the year. This amount compared to a charge of $297,000 in 1999.

All but 6,000 of the options granted during fiscal 2000 were issued to employees, officers, and directors of the Company.

Depreciation

Depreciation is provided on the declining balance basis using a 30% rate for all capital asset categories, except for leasehold improvements, which are amortized on a straight-line basis over five years, representing the term of the leases to which the improvements relate. Depreciation expense for the year ended December 31, 2000 increased to $197,000 from $98,000 for the prior year, reflecting a full year’s depreciation charge on 1999 additions and a partial year’s charge on 2000 additions. Total capital asset additions were $610,000 for the year ended December 30, 2000, compared to $483,000 in the prior year. Blue Zone continued to build a technical infrastructure, and capital expenditures rose accordingly.

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

Other Comprehensive Income

Blue Zone recorded other comprehensive loss of $175,000 during the year ended December 31, 2000, compared to $26,000 in 1999, resulting in accumulated other comprehensive loss of $199,000 at December 31, 2000. Other comprehensive loss relates entirely to the foreign currency translation adjustment arising from the translation of the Company’s subsidiary financial statements from Canadian dollars into US dollars upon consolidation.

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

Blue Zone had cash and cash equivalents of $385,000 and working capital of $290,000 at December 31, 2001. This compares to cash and cash equivalents of $1,845,000 and working capital of $1,694,000 at December 31, 2000. The balances were higher at the 2000 year end because of proceeds from a private placement of $2,500,000 in December 2000. The absence of a significant financing in 2001, combined with our operating loss, contributed to an erosion of working capital. Surplus cash is invested in high-grade corporate securities and guaranteed investment certificates with terms to maturity of less than three months.

During the year ended December 31, 2001, Blue Zone used cash of $2,001,000 in operating activities compared to using $3,600,000 in the prior year. The significant decrease in cash used for operations can be explained chiefly by the operational restructurings and other cost containment exercises that occurred in 2001.

Net cash provided by financing activities was $600,000 in 2001, which compares to $1,958,000 in 2000. During the year ended December 31, 2001, the Company issued secured convertible debentures in the amount of $600,000. The funds were used to fund working capital requirements. Half of the convertible debentures bear interest at a rate of 8.25% per year and the other half bear interest at a rate of 8.0% per year; all of the debentures are due on April 27, 2003. The debentures are convertible into common stock of the Company at a conversion rate of $0.135 per share for the 8.25% convertible debentures and $0.085 for the 8% convertible debentures, the prevailing market prices of the Company’s common stock on the date of issuance of the debentures. Although definitive documentation has not been executed, the Company anticipates that an additional $400,000 may be available under the $1 million debenture facility that the Company and the lender have agreed to establish; draw-downs will be subject to business plans of the Company as may be approved by the Board of Directors from time to time. The net cash from financing activities in 2000 resulted from a private placement of the Company’s common stock in December 2000, which generated net proceeds of $2,003,000, after the deduction of issuance costs of $497,000. This source of funds was offset by the repayment of a stockholder loan in the amount of $46,000 in 2000. The Company also received proceeds from the exercise of stock options in the amount of $6,000 in 2000.

Our future capital requirements will depend on a number of factors, including costs associated with product development efforts, the success of the commercial introduction of our products and the possible acquisition of complementary businesses, products and technologies. We anticipate that our current resources, including available cash and cash equivalents, will be sufficient to fund our operations for approximately five months from January 1, 2002. To fund our operations for the remainder of 2002, subject to business plans as may be approved by the Board of Directors from time to time, we will need to seek a minimum of $400,000 in financing through our convertible secured debenture facility, or through the issuance of other equity or debt. There can be no assurances that such additional capital will be available when we need it on terms that we consider acceptable. The auditors’ report on the Company’s December 31, 2001 consolidated financial statements contains an explanatory paragraph that states that the Company has suffered losses and negative cash flows from operations that raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

AUDIT COMMITTEE

The Company has established an Audit Committee of the Board of Directors, the charter of which is to oversee the activities of management and Blue Zone’s external auditors as they relate to the financial reporting process. In particular, the Audit Committee’s role includes ensuring that management properly develops and adheres to a sound system of internal controls, and that our external auditors, through their own review, assess the effectiveness of those controls and management’s adherence to them.

In fulfilling its responsibilities, the Audit Committee held regular meetings with Blue Zone’s external auditors. In these meetings, the Audit Committee discussed with management and our external auditors the quality and acceptability of accounting principles and significant transactions or issues encountered during the period. In addition, the Audit Committee met with Blue Zone’s external auditors independent of management to provide for independent and confidential assessment of management and the internal controls as they relate to the quality and reliability of our financial statements. Blue Zone has also adopted an Audit Committee Charter as required by Nasdaq in compliance with the Nasdaq’s Marketplace Rules.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2001, Blue Zone had not entered into or acquired financial instruments that have material market risk. The Company has no financial instruments for trading purposes, or derivative or other financial instruments with off balance sheet risk. All financial assets and liabilities are due within the next twelve months and are classified as current assets or liabilities in the consolidated balance sheet included in this report, except for the debentures payable, which are due April 2003. The fair value of all financial instruments at December 31, 2001 is not materially different from their carrying value.

Blue Zone regularly invests funds in excess of immediate needs in guaranteed investment certificates issued by major Canadian banks or high-grade corporate debt securities. The fair value of these instruments, which generally have a term to maturity of 90 days or less, does not differ significantly from their face value.

To December 31, 2001, substantially all revenues and the majority of cash costs have been realized or incurred in Canadian dollars. We expect that, following the relocation of our executive offices to the United States, a significantly larger portion of our cash costs will be incurred in United States dollars. Therefore, if our revenues continue to be realized in Canadian dollars, we will be subject to increased currency risk. To date, Blue Zone has not entered into foreign currency contracts to hedge against foreign currency risks between the Canadian dollar or other foreign currencies and our reporting currency, the United States dollar. Generally, however, the Company attempts to manage our risk of exchange rate fluctuations by maintaining sufficient net assets in Canadian dollars to retire our liabilities as they come due.

PART III

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company and related schedules described under “Item 14. Financial Statements and Financial Statement Schedules,” are included following this page.

BLUE ZONE, INC.

Consolidated Financial Statements

(Expressed in U.S. dollars)

Years ended December 31, 2001, 2000 and 1999

INDEPENDENT AUDITORS’ REPORT
The Board of Directors and Stockholders
Blue Zone, Inc.

We have audited the consolidated balance sheets of Blue Zone, Inc. as of December 31, 2001 and 2000 and the consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the three year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Blue Zone, Inc. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Chartered Accountants

Vancouver, Canada
January 25, 2002,
except for notes 1 and 12, which are
as of March 21, 2002

BLUE ZONE, INC.
 Consolidated Balance Sheets
(Expressed in United States dollars)

December 31, 2001 and 2000

	2001	2000

Assets
Current assets:
Cash and cash equivalents	$385,213	$1,844,981
Accounts receivable, net of allowance for doubtful accounts of $36,000 (2000 — $82,025)	100,284	221,363
Prepaid expenses	32,364	144,767

	517,861	2,211,111
Fixed assets (note 3)	472,091	838,897

	$989,952	$3,050,008

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$43,001	$258,728
Accrued liabilities (note 4)	124,557	198,077
Deferred revenue	60,271	60,020

	227,829	516,825
Debenture payable (note 5)	600,000	—
Stockholders’ equity (note 6):
Preferred stock, authorized 5,000,000 shares, $.01 par value, none issued in 2001 or 2000	—	—
Common stock, $.001 par value, authorized 100,000,000 shares; issued and outstanding 24,539,350 shares (2000 — 24,539,350)	24,539	24,539
Additional paid in capital	8,511,343	8,446,877
Deficit	(8,059,789)	(5,738,665)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(313,970)	(199,568)

	162,123	2,533,183

	$989,952	$3,050,008

Continuing operations (note 1)
Contingency (note 11)

See accompanying notes to consolidated financial statements.

Approved on behalf of the Board:

/s/ Bruce Warren	Director	/s/ Jay Shecter	Director

BLUE ZONE, INC.
Consolidated Statements of Operations
 (Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999

	2001	2000	1999

Product, license and service revenue	$602,171	$1,168,842	$378,358
Exchange product and service revenue (note 2(c)(ii))	—	—	504,779
Cost of revenues	86,137	569,332	370,803

Gross profit	516,034	599,510	512,334
Operating expenses:
General and administrative	1,483,034	2,725,085	1,211,606
Research and development	560,523	836,595	65,158
Selling and marketing	514,283	870,606	105,231
Exchange advertising (note 2(c)(ii))	—	—	504,779
Depreciation	207,356	197,118	97,755

	2,765,196	4,629,404	1,984,529

Loss before undernoted	2,249,162	4,029,894	1,472,195
Other income (expenses):
Interest income	45,433	186,127	49,864
Loss on disposal of fixed assets	(117,395)	—	—

Loss for the year	$2,321,124	$3,843,767	$1,422,331

Net loss per common share, basic and diluted (note 2(l))	$0.09	$0.20	$0.10

Weighted average common shares outstanding, basic and diluted (note 2(l))	24,539,350	22,472,895	14,168,937

See accompanying notes to consolidated financial statements.

BLUE ZONE, INC.
 Consolidated Statements of Stockholders’ Equity
(Expressed in U.S. dollars)

Years ended December 31, 2001, 2000 and 1999

							Accumulated
							other
							comprehensive
							earnings (loss)

							Foreign
					Paid-in	Retained	currency	Total
	Preferred stock		Common stock		additional	earnings	translation	stockholders'
	Shares	Amount	Shares	Amount	capital	(deficit)	adjustment	equity

Balance, December 31, 1998	5	$5	7	$7	$—	$(11,500)	$(423)	$16,546
Adjustments to comply with recapitalization accounting, net of cost of recapitalization transaction of $32,791	(5)	(5)	21,538,093	21,531	5,329,360	—	—	5,350,886
Issuance of stock options (note 6(b))	—	—	—	—	368,844	—	—	368,844
Deferred stock compensation (note 6(b))	—	—	—	—	(71,833)	—	—	(71,833)
Comprehensive loss:
Net loss	—	—	—	—	—	(1,422,331)	—	(1,422,331)
Cumulative translation adjustment	—	—	—	—	—	—	(25,585)	(25,585)

								(1,447,916)

Balance, December 31, 1999	—	—	21,538,100	21,538	5,626,371	(1,433,831)	(24,905)	4,189,173
Amortization of deferred financing costs on redeemable equity securities (note 6(a))	—	—	—	—	—	(197,493)	—	(197,493)
Accretion of premium on redeemable equity securities (note 6(a))	—	—	—	—	—	(429,752)	—	(429,752)
Excess of carrying value of redeemable equity securities over redemption amount (note 6(a))	—	—	—	—	—	166,178	—	166,178
Issuance of common shares for cash, net of issuance costs of $44,692 (note 6(a))	—	—	3,000,000	3,000	2,455,308	—	—	2,458,308
Issuance of stock options (note 6(b))	—	—	—	—	428,341	—	—	428,341
Deferred stock compensation (note 6(b))	—	—	—	—	(69,168)	—	—	(69,168)
Exercise of stock options	—	—	1,250	1	6,025	—	—	6,026
Comprehensive loss:
Net loss	—	—	—	—	—	(3,843,767)	—	(3,843,767)
Cumulative translation adjustment	—	—	—	—	—	—	(174,663)	(174,663)

								(4,018,430)

Balance, December 31, 2000	—	—	24,539,350	24,539	8,446,877	(5,738,665)	(199,568)	2,533,183
Issuance of stock options (note 6(b))	—	—	—	—	—	—	—	—
Deferred stock compensation (note 6(b))	—	—	—	—	34,117	—	—	34,117
Adjustment of issuance costs Previously recorded	—	—	—	—	30,349	—	—	30,349
Comprehensive loss:
Net loss	—	—	—	—	—	(2,321,124)	—	(2,321,124)
Cumulative translation adjustment	—	—	—	—	—	—	(114,402)	(114,402)

								(2,435,526)

Balance, December 31, 2001	—	$—	24,539,350	$24,539	$8,511,343	$(8,059,789)	$(313,970)	$162,123

See accompanying notes to consolidated financial statements.

BLUE ZONE, INC.
Consolidated Statements of Cash Flows
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999

	2001	2000	1999

Cash flows from operating activities:
Net loss	$(2,321,124)	$(3,843,767)	$(1,422,331)
Items not involving cash:
Stock based compensation	34,117	359,173	297,011
Depreciation	207,356	197,118	97,755
Loss on disposal of fixed assets	117,395	—	—
Changes in operating assets and liabilities:
Accounts receivable	109,824	(123,763)	(97,600)
Work-in-progress	—	70,581	(70,581)
Prepaid expenses	104,371	(51,563)	(92,646)
Accounts payable	(202,146)	67,053	167,256
Accrued liabilities	(54,805)	19,777	159,267
Deferred revenue	3,767	(120,123)	180,143

Net cash used in operating activities	(2,001,245)	(3,600,177)	(807,311)
Cash flows from financing activities:
Issue of debenture payable	600,000	—	—
Issue of redeemable equity securities, net of deferred finance costs	—	3,538,933	—
Redemption of redeemable equity securities	—	(4,000,000)	—
Increase in payable to stockholders	—	—	36,297
Repayment of payable to stockholder	—	(45,559)	—
Issue of common stock	—	2,464,334	5,350,886

Net cash provided by financing activities	600,000	1,957,708	5,387,183
Cash flows from investing activities:
Purchase of fixed assets	(17,504)	(610,419)	(482,894)
Proceeds from sale of fixed assets	20,161	—	—

Net cash provided by (used in) investing activities	2,657	(610,419)	(482,894)
Effect of exchange rate changes on cash and cash equivalents	(61,180)	(174,663)	(25,585)

Net increase (decrease) in cash and cash equivalents	(1,459,768)	(2,252,888)	4,096,978
Cash and cash equivalents, beginning of year	1,844,981	4,097,869	891

Cash and cash equivalents, end of year	$385,213	$1,844,981	$4,097,869

Supplementary information:
Interest paid	$—	$—	$23,984
Income taxes paid	—	—	1,090

Non-cash transactions:
Revenue received in exchange for advertising expense	$—	$—	$504,779

Non-cash financing activities:
Value assigned on issuance of stock options	$34,117	$359,173	$297,011

See accompanying notes to consolidated financial statements.

BLUE ZONE, INC.
 Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999

1.        Nature of business and continuing operations:

Blue Zone, Inc. (the “Company”) is incorporated in the state of Nevada and is in the business of providing innovation, development and realization of convergence publishing using digital asset management tools. The Company develops solutions for convergence, interactivity and content management. Blue Zone’s product, MediaBZ™, is content management and convergence publishing software. Blue Zone combines its state-of-the-art technology with professional consulting services to deliver an enhanced viewer experience across multiple platforms such as the Internet, digital set-top boxes, and handheld wireless devices. These consolidated financial statements have been prepared on the going concern basis, which presumes the realization of assets and the settlement of liabilities in the normal course of operations. Certain conditions currently exist which raise substantial doubt about the validity of this assumption, including reduced sales, continued operating losses and reduced cash and cash equivalent balances. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The application of the going concern basis is dependent upon the Company achieving profitable operations to generate sufficient cash flows to fund continued operations, or, in the absence of adequate cash flows from operations, obtaining additional financing. The Company has reported losses and incurred negative cash flow from operations in the last three years, and has an accumulated deficit of $8,059,789 at December 31, 2001. Management continues to review operations in order to identify additional strategies, including obtaining future sales contracts, designed to generate cash flow, improve the Company’s financial position, and enable the timely discharge of the Company’s obligations. As described in note 12, the Company has given notice of termination to its employees and is considering relocating its executive offices. If management is unable to identify sources of additional cash flow in the short term, it may be required to further reduce or limit operations, or cease operations all together.

2.        Significant accounting policies:

(a) Basis of presentation:

On October 8, 1999, Western Food Distributors Ltd. (“Western Food”), a public company listed on the over-the-counter bulletin board in the United States, an entity without significant operations, issued 12,000,000 common shares as consideration in exchange for 100% of the issued and outstanding shares of Blue Zone Productions Ltd. (“Blue Zone”), a company incorporated in the province of British Columbia, Canada. This transaction was accounted for as a recapitalization of Blue Zone, effectively as if Blue Zone had issued common shares for consideration equal to the net assets of Western Food. Immediately following the transaction, Western Food changed its name to Blue Zone, Inc.

The Company’s historical financial statements reflect the financial position, results of operations and cash flows of Blue Zone for each of the years in the three year period ended December 31, 2001 and include the operations of Western Food from the date of the effective recapitalization, being October 8, 1999. Stockholders’ equity gives effect to the shares issued to the stockholders of Blue Zone prior to October 8, 1999 and of the Company thereafter.

BLUE ZONE, INC.
 Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999

2.        Significant accounting policies (continued):

(a) Basis of presentation (continued):

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. The financial statements include the accounts of the Company’s wholly-owned subsidiaries, Blue Zone Productions Ltd., Blue Zone Solutions Inc. (which changed its name from Blue Zone Entertainment Inc. during the year ended December 31, 2001) and Blue Zone International Inc. All material intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

(c) Revenue recognition:

In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 formalizes current interpretations of software revenue recognition requirements. The Company adopted the provisions of SAB 101 during the 2000 fiscal year without a change in accounting principles.

(i) Product and service:

The Company generates product and service revenues through the following sources: creative consulting services, interactive broadcasting development, and maintenance and software licensing. Consulting service revenues are recognized upon delivery of the service. Interactive broadcasting maintenance is recognized over the term of the contracts, typically month to month. For long-term development projects, revenue is recognized on a percentage-of-completion basis, based upon achievement of specifically identifiable milestones. Software licensing revenue is recognized over the term of the license.

Revenue that has been prepaid or invoiced but does not yet qualify for recognition under the Company’s policies is reflected as deferred revenue.

BLUE ZONE, INC.
 Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999

2.        Significant accounting policies (continued):

(c) Revenue recognition (continued):

(ii) Exchange product and services (continued):

On August 1, 1997, the Company entered into an agreement to exchange services with a British Columbia television station. The Company provided website development and monthly maintenance services in exchange for daily television advertising. The Company recognized the revenues and advertising expenses from the barter transaction at the fair value of the advertising received.

In fiscal 2000, the Company adopted EITF No. 99-17 “Accounting for Advertising Barter Transactions”. EITF 99-17 provides that the Company recognize revenue and advertising expenses from barter transactions at the fair value only when it has a historical practice of receiving or paying cash for similar transactions. The Company has not recorded barter transactions during the years ended December 31, 2001 or 2000.

(d) Foreign currency:

The functional currency of the Company and its Barbados subsidiary is the United States dollar. The functional currency of the operations of the Company’s wholly-owned Canadian operating subsidiaries is the Canadian dollar. Assets and liabilities measured in Canadian dollars are translated into United States dollars using exchange rates in effect at the balance sheet date with revenue and expense transactions translated using average exchange rates prevailing during the year. Exchange gains and losses arising on this translation are excluded from the determination of income and are reported as the foreign currency translation adjustment in stockholders’ equity. The exchange rate used to translate the financial statements of the Canadian operations at December 31, 2001 was $0.6278 (2000 — $0.6669).

(e) Cash and cash equivalents:

The Company considers all short-term investments with a term to maturity at the date of purchase of three months or less to be cash equivalents.

(f) Fixed assets:

Fixed assets are stated at cost.

Depreciation is provided on the declining-balance basis using the following annual rates:

Asset	Rate

Equipment and computers	30%
Software	30%
Furniture and fixtures	30%

BLUE ZONE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999

2.        Significant accounting policies (continued):

(f) Fixed assets (continued):

Leasehold improvements are amortized on the straight-line basis over 5 years representing the term of the lease.

(g) Research and development and advertising:

Research and development and advertising costs are expensed as incurred.

Advertising costs charged to selling and marketing expenses in 2001 total $7,933 (2000 — $4,993; 1999 — $513,252). Advertising costs in 1999 include the exchange advertising presented separately in the statement of operations (note 2(c)(ii)).

Equipment used in research and development is capitalized only if it has an alternative in future use.

(h) Stock-based compensation:

The Company accounts for its stock-based compensation arrangements with employees in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. This practice is allowed under the provisions of Statement of Financial Accounting Standards No. 123. As such, compensation expense under fixed term option plans is recorded at the date of grant only to the extent that the market value of the underlying stock at the date of grant exceeds the exercise price. In accordance with SFAS 123, since the Company has continued to apply the principles of APB 25 to employee stock compensation, pro forma loss and pro forma loss per share information has been presented in note 6(b) as if the options had been valued at their fair values. The Company recognizes compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received based upon the fair value of the services or equity instruments issued, whichever is more reliably determined. Stock compensation expense is recognized as earned, which is generally over the vesting period of the underlying option.

In March 2000, the FASB issued FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” Blue Zone adopted FIN 44 effective July 1, 2000 with respect to certain provisions applicable to new awards and changes in grantee status. FIN 44 addresses practice issues related to the application of APB 25. The application of FIN 44 does not have a material impact on the consolidated financial position or results of operations of the Company at December 31, 2001 or 2000.

BLUE ZONE, INC.
 Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999

2.        Significant accounting policies (continued):

(i) Impairment of long-lived assets and long-lived assets to be disposed of:

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, “Accounting for the Impairment of long-lived assets and for long-lived assets to be disposed of.” At December 31, 2001, the only long-lived assets reported on the Company’s consolidated balance sheet are fixed assets. This statement requires that long-lived assets and certain identifiable recorded intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount and the fair value less costs to sell.

(j) Comprehensive income:

Comprehensive income consists of net loss and foreign currency translation adjustments that are separately presented in the consolidated statements of stockholders’ equity.

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

BLUE ZONE, INC.
 Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999

2.        Significant accounting policies (continued):

(l) Net loss per share:

Basic loss per share is computed using the weighted average number of common shares outstanding during the periods, and gives retroactive effect to the shares issued on the recapitalization described in note 2(a). Diluted loss per share is computed using the weighted average number of common shares and potentially dilutive common stock equivalents, including stock options and warrants, outstanding during the period. As the Company has a net loss in each of the periods presented, basic and diluted net loss per share is the same, as any exercise of the share purchase options (note 6(b)) outstanding would be anti-dilutive.

The net loss per common share for the year ended December 31, 2000 was adjusted for the charges related to the redeemable equity securities described in note 6(a) as follows:

Net loss per statement of operations	$3,843,767
Adjustments to income available to common shareholders:
Amortization of deferred finance costs	197,493
Accretion of premium on redeemable equity securities	429,752

Net loss available for common shareholders	$4,471,012

3.        Fixed assets:

		Accumulated	Net book
2001	Cost	depreciation	value

Equipment and computers	$562,041	$260,669	$301,372
Software	147,284	58,315	88,969
Furniture and fixtures	40,740	19,205	21,535
Leasehold improvements	130,504	70,289	60,215

	$880,569	$408,478	$472,091

BLUE ZONE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999

3.        Fixed assets (continued):

		Accumulated	Net book
2000	Cost	depreciation	value

Equipment and computers	$680,988	$179,775	$501,213
Software	151,705	29,398	122,307
Furniture and fixtures	91,229	23,662	67,567
Leasehold improvements	222,307	74,497	147,810

	$1,146,229	$307,332	$838,897

4.        Accrued liabilities:

	2001	2000

Professional fees	$24,777	$104,697
Other	99,780	93,380

	$124,557	$198,077

Other accrued liabilities at December 31, 2001 include $3,139 (2000 - $33,612) payable to a director of the Company, representing un-reimbursed travel and entertainment expenses incurred by the director during the year on behalf of the Company. Other accrued liabilities at December 31, 2001 also include accrued interest of $21,370 (2000 - nil) payable to a director of the Company representing the total interest expense for the year in connection with the debenture payable (note 5).

5.        Debenture payable:

During the year ended December 31, 2001, the Company entered into a secured convertible loan agreement with a director of the Company. Under the terms of the agreement, the Company can draw down funding of up to $1,000,000, in $100,000 increments, subject to Board of Director approval, over a two-year period ended April 27, 2003. The debentures are secured by a security interest in all present and after-acquired personal property of the Company and substantially all of the intellectual property of the Company. All principal and accrued and unpaid interest is payable in April 2003, but may be prepaid at any time at the option of the Company. The lender may elect to take any prepayment amount in shares of the Company’s common stock, based on the market price of the Company’s common stock on the date of the draw down of the debenture. The debentures carry interest at the prime rate quoted by a Canadian chartered bank at the date of draw down, plus 2% per annum.

BLUE ZONE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999

5.        Debenture payable (continued):

At December 31, 2001 the Company had drawn down the following debentures with the following interest rate and conversion features:

Principal amount	Interest rate	Conversion rate
		per share

$300,000	8.25%	$0.135
$300,000	8.00%	$0.085

6.        Stockholders’ equity:

(a) Private placement:

The Company completed a private placement of common stock effective September 8, 2000, whereby the Company issued 705,467 common shares at $7.0875 per share for gross proceeds of $5,000,000, together with initial share purchase warrants for an additional 148,148 shares at $8.10 per share, expiring on September 8, 2003. Payment of $1,000,000 of the $5,000,000 in gross proceeds was contingent upon registration of the related common stock with the Securities and Exchange Commission. The Company also issued adjustment warrants to the investors, entitling them to purchase a significant number of shares of common stock at an exercise price of $0.001 per share if the price of the Company’s shares declined. In addition, The Company granted a one-year option to the investors to acquire up to an additional $2,000,000 in shares based on then-prevailing market prices.

All of the common shares and the shares underlying the option and the warrants sold in the private placement, including warrants issued upon exercise of the option, were subject to redemption at the discretion of the investors. Due to these redemption provisions, the Company recorded the $4,000,000 received on the private placement as redeemable equity securities.

On December 21, 2000, the Company and the investors agreed to amend the terms of the private placement. As a result, the Company redeemed the redeemable equity securities for $4,000,000 and cancelled the $1,000,000 payment due to the Company upon registration of the securities and the related option and warrants originally granted. The excess of the carrying value of the redeemable equity securities over the redemption amount was recorded in the statement of stockholders’ equity.

BLUE ZONE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999

6.        Stockholders’ equity (continued):

   (a)   Private placement (continued):

The 20% redemption premium and amortization of deferred finance costs related to the issuance of the redeemable equity securities were recognized as a charge to retained earnings over the period to December 21, 2000, being the redemption date of the redeemable equity securities as described above. The remaining amount of deferred finance costs was included in the computation of the excess of carrying value of redeemable equity securities over redemption amount charged to the consolidated statement of stockholders’ equity (deficit) at December 31, 2000.

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

Of the stock purchase options granted during the year ended December 31, 2001, 671,500 vest immediately (2000 — 1,356,000), and the remaining options vest at a rate of 25% per year.

The Board of Directors determines the terms of the options granted, including the number of options granted, the exercise price and their vesting schedule.

During the year ended December 31, 2001 the Company offered members of its Board of Directors the opportunity to cancel their existing stock purchase options, in exchange for an undertaking by the Company to grant an equivalent number of stock purchase options at a future date at the market price at the future grant date. Options to purchase a total of 2,600,000 shares were tendered for cancellation by members of the Board of Directors in accordance with this arrangement.

BLUE ZONE, INC.
 Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999

6.        Stockholders’ equity (continued):

(b) Stock option plan (continued):

A summary of stock option activity for the two years ended December 31, 2001 is as follows:

		Weighted
	Number	average
	of	exercise
	shares	price

Options outstanding, December 31, 1999	1,995,000	$5.00
Granted	2,089,500	6.20
Exercised	(1,250)	5.00
Cancelled/forfeited	(212,000)	5.00

Outstanding, December 31, 2000	3,871,250	5.65
Granted	1,889,000	0.12
Exercised	—	—
Cancelled/forfeited	(3,385,250)	5.70

Outstanding, December 31, 2001	2,375,000	$1.18

The following table summarizes information concerning outstanding and exercisable stock options at December 31, 2001:

Exercise
price	Number	Number
per share	outstanding	exercisable

$0.10	1,152,000	671,500
0.12	500,000	—
0.13	12,000	—
0.16	200,000	—
3.03	6,000	1,500
5.00	500,000	248,500
13.44	5,000	2,500

	2,375,000	924,000

The options outstanding at December 31, 2001 expire on November 9, 2009.

Subsequent to December 31, 2001 options to purchase a total of 245,000 shares were cancelled.

BLUE ZONE, INC.
 Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999

6.        Stockholders’ equity (continued):

(b) Stock option plan (continued):

During the year ended December 31, 2000, the Company recorded non-cash compensation expense of $34,117 (2000 — $270,428; 1999 — $16,094) and deferred compensation expense of $nil (2000 — $69,168; 1999 — $48,281) relating to the issuance of 1,839,000 common stock purchase options to certain employees and officers of the Company (2000 — 2,083,500; 1999 - 1,888,500), representing the intrinsic benefit derived from the exercise price being less than fair market value. The deferred compensation expense, which relates to options granted to employees, is being amortized at 25% per year, the vesting period of the underlying options.

During the year ended December 31, 2001, the Company recorded non-cash compensation expense of $nil (2000 — $88,745; 1999 — $280,917) relating to the issuance of nil common stock purchase options to certain contractors of the Company (2000 — 6,000; 1999 — 106,500), representing the fair value benefit of the options.

The Company’s accounting policy for grants to employees under the Company’s existing stock based compensation plan is disclosed in note 2(h). Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards under those plans consistent with the measurement provisions of FAS 123, the Company’s net loss and basic loss per share would have been adjusted as follows:

	2001	2000	1999

Loss for the period — as reported	$2,321,124	$3,843,767	$1,422,331
Loss for the period — pro forma	2,797,802	12,534,750	6,943,905
Basic loss per share — as reported	0.09	0.20	0.10
Basic loss per share — pro forma	0.11	0.59	0.49

The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2001	2000	1999

Expected dividend yield	—	—	—
Expected stock price volatility	275%	144%	70.0%
Risk-free interest rate	4.5%	5.0%	6.0%
Expected life of options	5 years	5 years	5 years

BLUE ZONE, INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999

6.        Stockholders’ equity (continued):

(c) Warrants:

During 1999, the Company issued 524,981 stock purchase warrants. The warrants allowed the holder to purchase 1 common share at a price of $5.63 per share if the warrant was exercised before October 1, 2000 and a price of $6.75 per share if the warrant was exercised after October 1, 2000. The exercise price of the warrants exceeded the market price of the Company’s common stock on the date of issuance. The warrants expired unexercised on October 1, 2001.

7.        Operating leases:

The Company leases office facilities in Vancouver under operating lease agreements that expire at various dates to September 30, 2004. Minimum lease payments under these operating leases are approximately as follows:

2002	$53,136
2003	46,032
2004	34,524

The Company paid rent expense totaling $170,603 for the year ended December 31, 2001 (2000 — $167,754, 1999 — $27,940). During the year ended December 31, 2001 the Company assigned with no recourse the lease on the Toronto studio to an unrelated third party.

8.        Income taxes:

Income tax recovery attributable to losses primarily from foreign operations was $nil for the years December 31, 2001, 2000, and 1999, and differed from the amounts computed by applying the United States federal income tax rate of 34 percent to pretax losses from operations as a result of the following:

	2001	2000	1999

Computed “expected” tax recovery	$(789,182)	$(1,306,881)	$(483,592)
Increase (reduction) in income taxes resulting from income taxes in a higher jurisdiction	(186,460)	(422,814)	(156,456)
Permanent difference and other items	389,152	487,949	133,654
Change in valuation allowance	586,490	1,241,746	506,394

	$—	$—	$—

BLUE ZONE, INC.
 Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999

8.        Income taxes (continued):

The tax effects of temporary differences that give rise to significant portions of the future tax assets and future tax liabilities at December 31, 2001 and 2000 are presented below:

	2001	2000

Deferred tax assets:
Fixed assets, principally due to differences in depreciation	$219,535	$94,534
Net operating loss carryforwards	2,130,205	1,668,716

Total gross deferred tax assets	2,349,740	1,763,250
Less valuation allowance	(2,349,740)	(1,763,250)

Net deferred tax assets	—	—
Net deferred tax liabilities	—	—

	$—	$—

The valuation allowance for deferred tax assets as of December 31, 2001 and 2000 was $2,349,740 and $1,763,250, respectively. The net change in the total valuation allowance for the years ended December 31, 2001 and 2000 was an increase of $586,490 and $1,241,746, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset attributable to net operating loss carryforwards, the Company will need to generate future taxable income of approximately $5,500,000 prior to the expiration of the net operating loss carryforwards, which begin expiring in 2006. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management does not believe it is more likely than not that the Company will realize the benefits of these deductible differences.

9.        Financial instruments:

(a) Fair values:

The Company regularly invests funds in excess of its immediate needs in guaranteed investment certificates. The fair value of cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities approximates their financial statement carrying amounts due to the short-term maturities of these instruments.

BLUE ZONE, INC.
 Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999

9.        Financial instruments (continued):

(a) Fair values (continued):

The fair value of the debentures payable cannot be determined because the Company would not likely be able to secure similar financing on similar terms at a market rate of interest, if at all. As a result, the financial statement carrying amount of the debentures payable at December 31, 2001 reflects the market value to the Company for the debt.

(b) Concentration of credit risk:

During the year ended December 31, 2001, approximately 84% of the Company’s revenue was derived from two customers (2000 — 92% from two customers; 1999 — 80% from two customers), and approximately 56% of the accounts receivable at December 31, 2001 was from one customer (2000 — 73% from one customer).

(c) Foreign currency risk:

The Company operates internationally, which gives rise to the risk that cash flows may be adversely impacted by exchange rate fluctuations. The Company has not entered into any forward exchange contracts or other derivative to hedge against foreign exchange risk.

10.        Segmented information:

The Company operates in one business segment, the business of technical and creative expertise and software licensing related to Website and interactive television development and related Internet strategies. The revenue for the three years ended December 31, 2001 has been derived primarily from business in Canada.

11.        Contingency:

During the year ended December 31, 2000, the Company underwent an audit by the Consumer Taxation branch of the British Columbia Ministry of Consumer and Corporate Affairs for provincial sales tax for the period from November 1, 1997 to October 31, 2000. The Ministry proposed an assessment of approximately $182,000 relating to various items from this period, including tax on revenue and tax on capital assets purchased outside the province for use in B.C. The Company believes the proposed assessment applies tax to items that are not taxable and disputed the proposed assessment. The Company provided $15,700 in the accounts at December 31, 2000, representing management’s best estimate of the amount that will likely be payable in respect of the possible assessment. This amount was paid in 2001.

BLUE ZONE, INC.
Notes to Consolidated Financial Statements (Expressed in United States dollars)

Years ended December 31, 2001, 2000 and 1999

12.        Subsequent events:

Effective March 1, 2002, the Company gave notice of termination to its six remaining employees, in an effort to further preserve cash resources. The employees will continue to work with the Company until at least June 30, 2002. The Company intends to enter into consulting agreements with certain key individuals under which they will maintain a certain level of operations and continue to pursue opportunities for the Company.

The Company is exploring the possibility of moving its executive offices to the United States in 2002. Management believes this will allow the Company to have better access to opportunities for the Company’s technology. If the Company is successful in moving its operations to the United States, it will likely close its executive offices in Vancouver, British Columbia. The Company will likely record an impairment charge on its fixed assets to the extent that the estimated net cash flow and services from these assets is less than their carrying values. In the first quarter of 2002, the Company anticipates an impairment charge of approximately $450,000 related to fixed assets at December 31, 2001 having a net book value of approximately $470,000.

In order to further reduce operating costs, the Company intends to file a Form 15 with the Securities and Exchange Commission on or about May 10, 2002. This will allow the Company to terminate the registration of its common shares under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and to suspend its reporting requirements pursuant to Section 15(d) of the Exchange Act. Unless the Form 15 is withdrawn or denied, the registration of the Company’s common shares under Section 12(g) will be terminated on or about August 8, 2002. If the Company’s Section 12(g) registration is terminated, its common stock will no longer be eligible for quotation on the OTC Bulletin Board system.

13.        Comparative figures:

Certain comparative figures have been reclassified to conform to presentation adopted in the current year.

ITEM 9. CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure during the two most recent fiscal years.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

Our directors and executive officers are as follows:

Name	Age	Position

F. Michael P. Warren(1)(2)	66	Chairman of our Board of Directors
Bruce Warren(2)	36	President and Chief Executive Officer and Director
Jamie Ollivier	38	Executive Creative Director and Director
Jeremy Black	34	Chief Financial Officer
Tryon Williams(1)(3)	60	Director
David Thomas(3)	55	Director
Jay Shecter(1)(2)(3)	58	Director

(1)	Member of our Compensation Committee.

(2)	Member of our Finance Committee.

(3)	Member of our Audit Committee.

Our Chief Executive Officer, Bruce Warren is the son of our Chairman, F. Michael P. Warren. Otherwise, no family relationship exists between or among any of our directors, executive officers or significant employees or any person contemplated to become a director, executive officer or significant employee.

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

Bruce Warren has been our Chief Executive Officer and a Director since October 8, 1999 and our President since May 1, 2001. Mr. Warren co-founded our subsidiary, Blue Zone Productions Ltd., and has served as its President since 1992. Mr. Warren created and programmed our software prototype, MediaBZ, and, along with Jamie Ollivier, is primarily responsible for negotiating agreements with our broadcasting and media clients.

Jamie Ollivier has been our Executive Creative Director since May 1, 2001, before which he had served as our President since October 8, 1999. Mr. Ollivier has also served as one of our Directors since October 8, 1999. Mr. Ollivier co-founded our Blue Zone

Productions Ltd. subsidiary and has served as its creative director from 1994 to the present. From January 1991 to January 1993, Mr. Ollivier was secretary of Balancetech, Inc., a software development firm, which he also co-founded.

Jeremy Black has been our Chief Financial Officer since May 1, 2001 and was the Corporate Controller and Director of Finance from January 2001 until April 2001. Prior to joining Blue Zone, from July 1999 until December 2000, Mr. Black was Director of Financial Development at Intrawest Corp., a large publicly traded developer and operator of four-season resorts based in Vancouver. Until July 1999, Mr. Black was a Senior Manager in the assurance practice at KPMG LLP in Vancouver, and specialized in providing services to public companies. Mr. Black is a Chartered Accountant.

Tryon M. Williams has served as one of our Directors since October 8, 1999. Since 1984, Mr. Williams has served as a principal of Tarpen Research Corporation, a private consulting firm, and since 1993, he has been an Adjunct Professor, Faculty of Commerce and Business Administration at the University of British Columbia. From 1988 to 1991, he was President and Chief Executive Officer of Distinctive Software, Inc. in Vancouver, BC, and, upon the acquisition of that company by Electronic Arts Inc., North America’s largest developer of entertainment software, he became President and Chief Executive Officer of Electronic Arts (Canada) Inc., where he continued until 1993. Since 1993, Mr. Williams has also been the Managing Partner of CEG, AVC and PEG Partnerships, created to invest in entertainment software worldwide. Mr. Williams is a director of York Medical, Inc., CellStop International Limited and several other private corporations.

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

Jay Shecter has served as one of our Directors since January 1, 2000. From January 1, 2000 to June 15, 2000, Mr. Shecter served as our Treasurer. From March 1997 to December 1999, Mr. Shecter was a Vice-President in charge of strategic sourcing for the Universal Studios subsidiary of the Seagram Company Ltd. From July 1992 to February 1997, Mr. Shecter was the Senior Vice-President and Chief Financial Officer for Chivas Brothers Ltd., the company’s Global Whisky Group.

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

DIRECTOR COMPENSATION

Directors currently do not receive cash compensation for their services as members of the Board of Directors, although members are reimbursed for expenses in connection with attendance at Board of Directors, committee meetings, and specific Blue Zone business meetings. Directors are eligible to participate in our 1999 Stock Option Plan. Option grants to directors are at the discretion of the Compensation Committee.

During the year ended December 31, 2000, we granted options to Jay Shecter to purchase 150,000 shares of common stock. The options had an exercise price of $5.00 per share and expired on November 10, 2009.

During the year ended December 31, 1999, we granted options to each of F. Michael P. Warren, David Thomas, and Tryon Williams to purchase 150,000 shares of common stock. The options had an exercise price of $5.00 per share and expired on November 10, 2009.

During the year ended December 31, 2001, all of the above mentioned stock purchase options were tendered to the Company for cancellation, as described above in Item 7, in exchange for an undertaking to issue an equivalent number of at-market stock purchase options at some future date.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, the Company believes that its officers, Directors and greater-than-10% shareholders filed late reports or failed to file reports required during or with respect to the fiscal year ended December 31, 2001 as set out in the table below:

		Form 3/ # of	Form 4/ # of	Form 5/ # of
Name	Reporting Person	transactions	transactions	transactions

F. Michael P. Warren	Chairman of the Board of Directors	n/a	Failure/2*	n/a

Jeremy Black	Chief Financial Officer	Failure/0*	n/a	n/a

Jay Shecter	Director	n/a	Failure/1*	n/a

•	The reporting person reported such transactions on a Form 5 filed timely with respect to the fiscal year ended December 31, 2001.

ITEM 11. EXECUTIVE COMPENSATION

The following table describes the compensation Blue Zone paid to our Chief Executive Officer and certain of our executive officers (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-term Compensation

					Restricted	Securities
Name and					Stock	Underlying	All Other
Principal				Other Annual	Awards	Options/	Compensation
Position	Year	Salary ($) (1)	Bonus ($)	Compensation ($)	($)	SARs(#)	($)

Bruce Warren — President and CEO	2001	87,500	—	—	—	—	—
	2000	120,000	—	—	—	500,000	—
	1999	40,000	—	—	—	500,000	—
Jamie Ollivier — Executive Creative Director	2001	87,500	—	—	—	—	—
	2000	120,000	—	—	—	500,000	—
	1999	40,000	—	—	—	500,000	—

(1)	All of the compensation paid to the Named Executive Officers is paid through Blue Zone Entertainment Inc. for services rendered as executives of all of the Blue Zone group of companies. See additional discussion in Employment Arrangements section of Item 11 of this report.

OPTION GRANTS IN THE LAST FISCAL YEAR

There were no stock options granted to Named Executive Officers during the fiscal year ended December 31, 2001 and no stock options were exercised by any of our Named Executive Officers during the fiscal year ended December 31, 2001. During the year ended December 31, 2001, all of the stock options held by the Named Executive Officers were tendered to the Company for cancellation, as described above in Item 7, in exchange for an undertaking to issue an equivalent number of at-market stock purchase options at some future date.

1999 STOCK OPTION PLAN

Our 1999 Stock Option Plan, as amended, has 6,780,000 shares of our common stock reserved for issuance upon exercises of options under the plan. As of December 31, 2001 options to purchase a total 2,375,000 shares remained outstanding at exercise prices ranging from $0.10 to $13.44 per share. Options to purchase 4,405,000 shares remained available for future grant under the 1999 Stock Option Plan.

Our Compensation Committee administers the 1999 Stock Option Plan. Our Compensation Committee is authorized to construe and interpret the provisions of the 1999 Stock Option Plan, to select employees, directors and consultants to whom options will be granted, to determine the terms and conditions of options and, with the consent of the grantee, to amend the terms of any outstanding options. The committee is constituted in such a manner as to satisfy applicable laws, including Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended. With respect to Awards subject to Internal Revenue Code Section 162(m), the committee is comprised solely of two or more “outside directors” as defined under Internal Revenue Code Section 162(m) and applicable tax regulations. For grants of awards to individuals not subject to Rule 16b-3 and Internal Revenue Code Section 162(m), our Board may authorize one or more officers to grant such awards.

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

The term of options under the 1999 Stock Option Plan will be determined by our Compensation Committee; however, the term of an incentive stock option may not be for more than ten years (or five years in the case of incentive stock options granted to any grantee who owns stock representing more than 10% of the combined voting power of Blue Zone or any of our parent or subsidiary corporations). Where the award agreement permits the exercise of an option for a period of time following the recipient’s termination of service with us, disability or death, that option will terminate to the extent not exercised or purchased on the last day of the specified period or the last day of the original term of the option, whichever occurs first.

If a third party acquires us through the purchase of all or substantially all of our assets, a merger or other business combination, except as otherwise provided in an individual award agreement, all unexercised options will terminate unless assumed by the successor corporation.

EMPLOYMENT ARRANGEMENTS

As of January 1, 2000, our Blue Zone Entertainment Inc. (now known as Blue Zone Solutions Inc.) subsidiary entered into employment agreements with Bruce Warren, to serve as Chief Executive Officer, and Jamie Ollivier, to serve as President. The agreements provided for annual salaries of not less than $120,000, for these two individuals. These employment agreements were replaced with new agreements effective May 1, 2001. The new agreements changed Bruce Warren’s title to that of President and Chief Executive Officer, and Jamie Ollivier’s title to that of Executive Creative Director. The new agreements also reduced these two individuals’ salaries to $60,000 per year. These salaries are paid by Blue Zone Entertainment, as the operating company in the Blue Zone group of companies, for executive services to all of the companies in the Blue Zone group.

The salaries for the Named Executive Officers are set by Blue Zone’s Compensation Committee, which may increase the annual salaries for the preceding year upon review of the executive’s performance. Under the agreements, the executives are entitled to receive incentive compensation based upon the achievement of performance goals to be established jointly by the executive and the Compensation Committee. If the executive achieves the performance goals, the executive will receive a bonus equal to 50% of the executive’s annual salary. If the executive exceeds the performance goals by an amount agreed upon by the executive and the Compensation Committee, then the executive may receive a bonus of up to an additional 100% of the executive’s annual salary, for a total bonus of 150% of the executive’s salary.

Under the agreements, the executives are entitled to receive certain additional benefits. The executives may participate in our present and future stock option, benefit and deferred compensation plans.

Under the employment agreements that were terminated effective March 1, 2002, we retain all proprietary and intellectual property rights in everything created, developed or conceived by the executives while employed with us. In addition, so long as any executive is employed with us under these agreements, the executive is bound by non-competition and non-solicitation covenants. During the term of employment and for one year thereafter, the executive is prohibited from directly competing with us in any management capacity in any phase of our business in any geographic area throughout the world in which we presently market our products and services. If we begin to market our products and services in new countries, the prohibition is amended automatically to include those new geographic areas and, if we cease to market our products and services in a particular geographic area, that area is no longer prohibited after six months. During the term of employment and for two years thereafter, the executive is prohibited from soliciting business or customers that the executive serviced while employed with us and may not solicit or attempt to solicit any of our employees.

The employment agreements that were terminated effective March 1, 2002 do not specify a term of employment. We may, however, terminate the executive’s employment if (a) the executive is convicted of a felony or any other criminal offense which has a material adverse effect on us or the executive’s ability to carry out his duties of employment; (b) the executive willfully commits acts materially detrimental to our business or reputation; (c) there is any material breach of any of the executive’s covenants or fiduciary duties as specified in the employment agreement which is not capable of being cured by the executive or, if capable of being cured, which is not cured by the executive within 15 days following written notice thereof from our Board of Directors; or (d) the executive knowingly fails to follow specific directives of our Board of Directors consistent with his duties.

An executive’s employment may also be terminated at the sole discretion of the Board of Directors. In such circumstances, however, we are required to pay the executive at least three months’ salary, plus an additional month’s salary for each completed year of service after January 2, 2001 as severance pay, provide an equivalent amount of notice of termination, or provide some combination of such severance and notice. Four months’ notice was given to both Bruce Warren and Jamie Ollivier on March 1, 2002. Messrs. Warren and Ollivier will cease to be full time employees of Blue Zone effective June 30, 2002.

As of May 1, 2001, our Blue Zone Solutions Inc. subsidiary entered into an employment agreement with Jeremy Black to serve as Chief Financial Officer. The agreement is on the same terms as our May 1, 2001 employment agreements with Messrs. Warren and Ollivier, except for Mr. Black’s annual salary, which is CDN$105,000. On March 1, 2002, we provided Mr. Black with four months’ notice. Mr. Black will cease to be a full time employee of Blue Zone effective June 30, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information known to us with respect to beneficial ownership of our common stock as of February 26, 2002 by:

•	each person known by us to beneficially own 5% or more of our outstanding common stock;

•	each of our directors;

•	each of the Named Executive Officers; and

•	all of our directors and Named Executive Officers as a group.

In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or direct the disposition of such security. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or debentures held by that person that are currently exercisable or convertible or exercisable or convertible within 60 days of February 26, 2002 are deemed outstanding.

Percentage of beneficial ownership is based upon 24,539,350 shares of common stock outstanding at February 26, 2002. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each of the persons in this table is as follows: c/o Blue Zone, Inc., 329 Railway Street, 5th Floor, Vancouver, British Columbia, V6A 1A4.

Number of Shares
Name and Address of Beneficial Owner	Beneficially Owned	Percent of Class

F. Michael P. Warren P.O. Box 772 The Valley Anguilla, B.W.I	18,122,867 (1)	59.1%

Bruce Warren	Nil	Nil

Jamie Ollivier	Nil	Nil

Tryon M. Williams 203 Shakespeare Tower The Barbican London, England, EC2Y 8DR	Nil	Nil

David A. Thomas Suite 412 1 Stafford Road Nepean, ON Canada, K2H 1B9	Nil	Nil

Jay Shecter 1235 North Wetherly Drive Los Angeles, CA 90069	Nil	Nil

All directors and Named Executive Officers as a group (6 persons)	18,122,867 (1)	59.1%

(1)	Includes 6,122,767 shares of our common stock that could be issued upon the conversion of the debentures outstanding at February 26, 2002, including interest accrued as of 60 days after February 26, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year the Company entered into a secured convertible loan arrangement with our Chairman, F. Michael P. Warren. Although definitive documentation is not yet complete, the Company anticipates that, under the terms of the arrangement, the Company will be able to draw down funding of up to $1,000,000, in $100,000 increments, subject to Board of Director approval, over the period ended April 27, 2003.

The debentures are intended to be secured by a security interest in all present and after-acquired personal property of the Company and substantially all of the intellectual property of the Company. In addition, the Company intends to grant the lender certain registration rights with respect to the common stock that may be issued upon conversion of the debentures. All principal and accrued and unpaid interest will be payable in April 2003, but may be prepaid at any time at the option of the Company. The lender may elect to convert the debentures, including accrued interest, into shares of the Company’s common stock, based on the market price of the Company’s common stock on the date of the draw down of the debenture. The debentures carry interest at the prime rate quoted by a Canadian chartered bank at the date of draw down, plus 2% per annum.

Pursuant to this arrangement, the Company issued $300,000 of 8.25% convertible debentures on July 6, 2001 and $300,000 of 8% convertible debentures on August 13, 2001. The 8.25% convertible debentures have a conversion rate of $0.135 per share and the 8% convertible debentures have a conversion rate of $0.085 per share. The interest accrued on the debentures as of February 26, 2002 was approximately $30,000.

PART IV

ITEMS 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this Form 10-K:

(1) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following audited financial statements of the Company are included in Item 8, together with notes thereto:

Consolidated Financial Statements:
Balance Sheets Statements of Operations Statements of Stockholders’ Equity Statements of Cash Flows

All financial statement schedules are omitted because they are not required, they are not applicable or information appears included in the financial statements or notes thereto.

(2) EXHIBITS

The exhibits required by Item 601 of Regulation S-K are listed in the accompanying Exhibit Index. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

(3) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the fourth quarter of 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

BLUE ZONE, INC.

By:	/s/ Bruce Warren

Bruce Warren President and Chief Executive Officer

Date:	March 25, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Blue Zone and in the capacities and on the dates indicated:

Signature		Title	Date

By:	/s/ Bruce Warren Bruce Warren	President and Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2002

By:	/s/ Jamie Ollivier Jamie Ollivier	Executive Creative Director and Director	March 25, 2002

By:	/s/ F. Michael P. Warren F. Michael P. Warren	Chairman and Director	March 25, 2002

By:	/s/ Tryon Williams Tryon Williams	Director	March 25, 2002

By:	/s/ Jay Shecter Jay Shecter	Director	March 25, 2002

By:	/s/ Dave Thomas Dave Thomas	Director	March 25, 2002

By:	/s/ Jeremy Black Jeremy Black	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 25, 2002

EXHIBIT LIST

Exhibit
Number                      Description

2.1	Share Exchange Agreement, dated as of October 5, 1999, among F. Michael P. Warren, Bruce Warren, Jamie Ollivier, Blue Zone Productions Ltd., Blue Zone Entertainment Inc., Blue Zone International Inc. and Western Food Distributors, Inc. (A list of exhibits and schedules to the Share Exchange Agreement is set forth therein. The Registrant agrees to furnish to the Commission supplementally, upon request, a copy of any such exhibits or schedules not otherwise filed herewith.). (1)

3.1	Articles of Incorporation dated March 10, 1997. (1)

3.2	Certificate of Amendment to the Registrant’s Articles of Incorporation, dated July 14, 1998, providing for a 5-for-1 stock split of all of the Registrant’s outstanding common stock. (1)

3.3	Certificate of Amendment to the Registrant’s Certificate of Incorporation, dated September 28, 1999, changing the name of the Registrant to “Blue Zone, Inc.” and providing for a 1.125-for-1 stock split of all of the Registrant’s issued and outstanding common stock. (1)

3.4	Bylaws. (1)

10.1	Web site and Interactive Television Development Agreement, dated as of December 14, 1999, between CTV Television Inc. and Blue Zone Productions Ltd. (4)

10.2	Web site Development Agreement, dated July 1, 1999, between CKNW/CFMI, a division of WIC RADIO LTD., and Blue Zone Entertainment Inc. (4)

10.3	Joint Venture Agreement, dated June 16, 1998, between WIC Premium Television, a Limited Subsidiary of WIC Western International Communications Ltd. and Blue Zone Entertainment Inc. (4)

10.4	Business Banking Loan Agreement, dated July 9, 1999, between Blue Zone Productions Ltd. and Royal Bank of Canada. (1)

10.5	Guarantee and Postponement of Claim, dated July 9, 1999, executed by F. Michael P. Warren in favor of Royal Bank of Canada. (1)

10.6	Common Stock Investment Agreement dated September 8, 2000, between the Company and each person listed as an investor on Schedule 1 attached thereto. (3)

10.7	Registration Rights Agreement dated September 8, 2000, between the Company and each of the entities listed under investors on the signature pages thereto. (3)

10.8	Employment Agreement, dated January 1, 2000, between Blue Zone Entertainment Inc. and Jamie Ollivier. (1)

Exhibit
Number                      Description

10.9	Employment Agreement, dated January 1, 2000, between Blue Zone Entertainment Inc. and Bruce Warren. (1)

10.10	Employment Agreement, dated January 1, 2000, between Blue Zone Entertainment Inc. and Catherine Warren. (1)

10.11	Subscription Agreement, dated as of September 22, 1999, between Savoy Holdings Limited and Western Food Distributors, Inc. for private placement of common stock and stock purchase warrants. (1)

10.12	Amended and Restated 1999 Stock Option Plan. (2)

10.13	Amended Employment Agreement, dated May 1, 2001, between Blue Zone Entertainment Inc. and Jamie Ollivier. (5)

10.14	Amended Employment Agreement, dated May 1, 2001, between Blue Zone Entertainment Inc. and Bruce Warren. (5)

10.15	Warrant to purchase shares of common stock of Blue Zone, Inc., dated October 1, 1999, issued to Savoy Holdings Limited. (1)

10.16	Warrant to purchase shares of Blue Zone common stock, dated September 8, 2000, issued to Ladenburg Thalman. (4)

10.17	Form of Initial Warrants dated September 8, 2000. (3)

10.18	Form of Adjustment Warrants dated September 8, 2000. (3)

10.19	Form of Options dated September 8, 2000. (3)

10.20	Amendment to September 8, 2000 Private Placement dated December 20, 2000 between Blue Zone, Inc. and Millennium Partners, L.P., Elliott Associates, L.P. and Westgate International, L.P. (4)

10.21	Amendment to the Agreement dated December 14, 1999 by and between CTV Television Inc. and Blue Zone Productions Ltd. dated September 26, 2001.

10.22	Form of Convertible Debenture.

10.23	Form of Stock Option Agreement.

Exhibit
Number                      Description

10.24	Employment Agreement dated May 1, 2001 between Blue Zone Entertainment Inc. and Jeremy Black.

21.1	Subsidiaries of the Registrant.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10 dated March 9, 2000 (File No. 0-29907), and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s 2000 Proxy Statement dated August 30, 2000, and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated September 8, 2000, filed September 20, 2002.

(4)	Filed as an exhibit to the Company’s Registration Statement on Form S-1 dated December 27, 2000 (file No. 333-48236), and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Quarterly Report of Form 10-Q for the quarterly period ended September 30, 2001, dated November 13, 2001, and incorporated herein by reference.